Form 10KSB
period 1999-12-31
NOVA PHARMACEUTICAL INC
filed 2000-04-13
CIK 1089612

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                    FORM 10-KSB

  Annual Report pursuant to Section 13 or 15 (d) of the
          Securities and Exchange Act of 1934

     For the Fiscal Year Ended:  December 31, 1999

           Commission File No. -

               NOVA PHARMACEUTICAL, INC.
 (Exact name of Registrant as specified in its charter)

        Nevada                         510380412
(State of Incorporation)      (Federal identification No.)

                    31712 Casino Drive
                        Suite 7B
                  Lake Elsinore, Ca 92530
           (Address of principal executive office)

  Registrant's Telephone No. with area code: 909-245-4657

                              NONE
                        (Title of class)

 Securities registered pursuant to Section 12(b) of the Act:


 Securities registered pursuant to Section 12(g) of the Act

              Common Stock, $.001 par value
                    (Title of Class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

As of December 31, 1999, the Registrant had outstanding 12,715,282 shares of common stock. The aggregate market value of the registrant's common stock on such date held by those persons deemed to be non-affiliates was approximately $1,149,437. The aggregate market value was computed using the average bid and asked price on the NQB Pink Sheets as of December 31, 1999.

                         PART I

Item 1.  Description of Business

Organization.

Nova Pharmaceutical, Inc., a Nevada corporation, was incorporated on January 8, 1998. On January 8, 1998, subsequent to incorporation, the Company purchased a portion of the assets and liabilities of Canyon Fitness Center, Inc., a California corporation. Canyon Fitness Center, Inc. was doing business as Canyon Fitness Center, Canyon Fitness Center Weight Loss Clinic, Nova Weight Loss Clinic and Nova International. Nova purchased the assets and liabilities related to the weight loss management and weight loss supplement businesses.
Nova did not purchase the fitness center operations of Canyon Fitness Center, Inc., which was then owned by Showtime Partners. Included in the liabilities assumed in the purchase from Canyon Fitness
Center was a group of debtors, who, by converting their debt into common stock, along with minor negotiated equity adjustments, formed the initial capitalization of Nova Pharmaceutical, Inc.

Ralph Mann           1,400,000 shares   $ 618,995 debt
Showtime Partners    1,037,000 shares   $ 333,840 debt
Dr Carlos Schmidt      250,000 shares   $     -

Ralph Mann is a Director and Chief Executive Officer of the Company. Dr. Carlos Schmidt is a Director of the Company. Showtime Partners is a partnership consisting of 21 irrevocable trusts the beneficiaries of which are all related to Ralph Mann.

Included in the assets purchased were: formulation ($450,000), prepaid royalties ($200,000), and prepaid licensing ($300,000). The formulation and prepaid licensing assets reflect the capitalized costs incurred by Canyon Fitness Center in the development, testing, and patent registration of the formula, NxTrim. These assets were purchased subject to a license and royalty agreement. Under the terms of the agreement, the Company obtained world wide manufacturing and marketing rights to the formula, NxTrim. In exchange, the Company is obligated to pay a royalty of .00625% of net sales on the product NxTrim, after the amortization of $200,000 prepaid royalties purchased from Canyon Fitness Center. The term of the agreement is 10 years, with a 10-year renewal at the option of the licensor. The terms also include a minimum annual royalty of $25,000, and a cost of living adjustment. The license and royalty agreement was issued to Canyon Fitness Center, Inc. by a group consisting of Ralph Mann, Showtime Partners, and Ralph Mann Trusts 1-21 (partners in Showtime Partners). The royalty agreement was assigned to Nova in the asset purchase transaction. On Aug 7, 1997, a patent application had been filed for the NxTrim formula for use as a weight loss supplement. The patent was subsequently issued on July 20, 1999 (Patent Number 5,925,377).

Nova Pharmaceutical, Inc. completed a reverse acquisition as of May 7, 1998. Nalbando Enterprises, Inc. (an inactive Nevada Corporation ) purchased all the assets and liabilities of Nova Pharmaceutical, Inc. (an operating Nevada Corporation). Nalbando Enterprises, Inc., the surviving corporation, immediately changed its name to Nova Pharmaceutical, Inc. The original Nova Pharmaceutical, Inc., having sold all assets and liabilities, became an inactive corporation. Financial results as presented represent the activity for the entire reporting period of the original operating Nova Pharmaceutical, Inc. and the minimal incorporation activity for Nalbando Enterprises, Inc. To reflect the true substance of the transaction, the acquisition was treated financially as a purchase of Nalbando stock by Nova Pharmaceutical, Inc, accompanied by a reorganization to the resulting Nalbando capital structure. No goodwill or intangible assets were recorded in this transaction. The purpose of this merger was to provide additional capital expansion opportunities to the company.

Industry Overview.

According to the Nutrition Business Journal (NBJ), the U.S. nutrition industry grew 11% to $23.2 billion in 1997. Growth rates ranged from 13% to 16% from 1994 to 1996. Future growth is forecasted to continue to add $2.2 to $2.8 billion a year up to the year 2001. Growth in the past few years has been accomplished by expansion in distribution as more products have found their way into more health food stores, penetrated further into the mass market, and into the still expanding non-retail channels. NBJ has estimated the growth of the supplement segment at 13% in 1997 to $12.7 billion, which, when compared to the

6% growth in the $92 billion drug and medicine market, indicates that the expansion is continuing at the expense of the traditional markets. Per NBJ, continuation of this cycle could result in the nutrition industry growing to over $90 billion or 10% of the food, drug, and health store markets by the year 2012. Over the past several years, public awareness of the positive effects of nutritional supplements on health has been heightened by widely publicized reports and medical research findings indicating a correlation between the consumption of nutrients and the reduced incidence of certain diseases. These reports have indicated that the United States government and universities generally have increased sponsorship of research relating to nutritional supplements. In addition, Congress has established the Office of Alternative Medicine within the National Institutes of Health to foster research into alternative medical treatment modalities, which may include natural remedies. Congress has also recently established the Office of Dietary Supplements in the National Institutes of Health to conduct and coordinate research into the role of dietary supplements in maintaining health and preventing disease.

According to NBJ, the percentage of U.S. households that purchase supplements (30% for herbs to 65% for multivitamins) is expected to rise to 50% to 75% depending on which of the many consumer surveys you believe. The number of shoppers who have consumed supplements, alternative medicines, or natural products, or who have a high awareness of them are also rising, paving the way for even greater numbers of paying customers.

Brands and Products.

Nova markets its branded products in three principal categories of nutritional supplements: sports nutrition; vitamins, minerals and herbs; and diet. Nova believes that offering its customers a wide variety of products provides Nova an opportunity to capture an increasing share of the growing nutritional supplement market.

Nova's brand names are supported by significant advertising and marketing expenditures. Nova launched its Gold's Gym Nutrition line of products in July of 1999. The Gold's Gym name has been a highly recognized name in the health and fitness Industry. The conclusion of a consumer awareness study conducted by Colton Bernard Inc. was:
"Clearly, Gold's Gym is perceived as a national brand by a national public. Only the "sneaker" brands, with their huge advertising and marketing budgets and deep product penetration of multiple tiers, have a significantly greater awareness among consumers than Gold's Gym."

Sports Nutrition

Nova's Gold's Gym sports nutrition line includes a wide variety of products designed to enhance athletic performance and support the results derived from exercise programs. Nova's Gold's Gym sports nutrition products deliver nutritional supplements through a variety of forms, including powdered drink mixes, tablets, capsules, and nutrition bars. The price range for these products is, retail $10.80 to $39.96 with a wholesale of $5.40 to $19.98

Vitamins, Mineral and Herbs

Nova markets a complete line of vitamins and minerals, including multivitamins, multiminerals, and antioxidants. These products are offered in various forms, including tablets, capsules, and softgels. Herbs and phytonutrients, which are a growing category in the nutritional supplement industry, are alternatives or complements to over-the-counter pharmaceutical products for consumers who seek a more natural and preventative approach to their health care.
The price range of these products is, retail $7.00 to $14.60 with a wholesale of $3.50 to $7.30

Diet

According to the Information Resources Inc. report (52 week ending October 10, 1999), Nova's diet aid item, NxTrim, is California's number one selling diet item per store in the drug class of trade, and the nation's number 18 selling diet item. NxTrim utilizes amino acids, vitamins, and herbs to promote weight control. In a 90 day double-blind clinical study conducted by Nova, subjects using NxTrim combined with a sensible diet and exercise program, lost an average of 27 pounds with no adverse side-effects. Participants using a placebo lost an average of 10 pounds. Nova is also currently marketing NxBloc,
its second release in the diet aid category.   NxBloc contains a fiber
blend that is designed to bind to ingested fat, making fat particles too large to be absorbed by the body. NxBloc is currently available in over 5,000 retail outlets nationwide.

Nova's diet aid products are specifically formulated, packaged and priced to appeal to a wide variety of consumers with different demographic characteristics and physiological needs. The price range for these products is, retail $15.99 to $19.99 with a wholesale price of $7.50 to $12.50.

Sales and Distribution.

Nova's products are currently sold in over 15,000 retail outlets nationwide. Nova's customers in the mass volume retail channel include: Mass merchandisers - Wal-Mart and Fedco; Drug stores - American Stores, Rite Aid, Longs Drug Stores, Drug Emporium; Supermarkets - Albertson's, Giant, Fred Meyer, Ralph's, Smith's.

Customers exceeding 10% of Nova's volume in the year ended 12-31-98 include, Longs Drug Stores, American Stores, and Wal-Mart. Customers exceeding 10% of Nova's volume in the year ended 12-31-99 include, Longs Drug Stores, American Stores, and Rite-Aid. These chains are among the first in which Nova attained distribution. As Nova's expansion into other chains continues, there should be no chains exceeding 10% of the total volume. Nova pursues a multi-channel distribution strategy in order to participate in the growth being experienced in each of these channels

Contracted Services.

Nova's has established a nation wide network of brokers which provides existing key relationships with major chain buyers in all classes of trade. Nova utilizes contract manufacturers to provide high quality, effective research and manufacturing capabilities. In addition Nova utilizes a large distribution fulfillment house to provide excellent, cost efficient distribution services. The team of brokers, manufacturers, and distribution specialists established by Nova provides an efficient, competitive, cost effective, low fixed overhead base from which Nova can effectively increase it's share of the growing nutritional supplement markets. Nova is able to take advantage of the experience and talent pool of these contracted larger firms on an as needed basis without having the fixed expense of internal staffing. In the areas of raw material and freight purchasing, Nova is able to share in the cost savings related to the purchasing power of their larger contractors.

Marketing and Customer Sales Support.

As noted above, Nova has demonstrated it's leadership ability in the supplement industry through NxTrim's attainment of the number one ranking in the California drug trade, and number 18 nationally. Nova intends to broaden its leadership position in the nutritional supplement industry. Nova's strategy includes: (i) expanding distribution of its portfolio of established brands through effective consistent advertising to increase its share of the nutritional supplement market, (ii) developing new brands and product line extensions through efficient utilization of research capabilities of internal staff, contract manufacturers, raw material suppliers, and consultants, (iii) increasing national distribution through effective management of broker network.

The target customers for Nova's Gold's Gym sports nutrition products are athletes, bodybuilders and fitness enthusiasts. Nova's Gold's Gym sports nutrition products are intended to generally enhance the consumer's ability to control weight, support muscle growth, lose fat and increase energy levels and stamina. A key part of Nova's strategy is to help educate consumers about innovative, safe and beneficial nutritional supplement products. Nova's marketing and advertising expenditures totaled $616,991 in fiscal 1999 and $658,327 in fiscal 1998. Nova has promoted its products in consumer magazines (VOGUE and WOMAN'S DAY), and trade magazines (BETTER NUTRITION, LET'S LIVE, CHAIN DRUG REVIEW, NATURAL HEALTH, AND NATURAL LIVING). In addition, Nova advertises in most major market newspapers (LA TIMES, NEW YORK TIMES, BOSTON GLOBE, and CHICAGO TRIBUNE). Nova also utilizes national free standing inserts, which include a coupon, to add additional consumer incentive to purchase Nova's products.

Nova maintains Internet web sites at www.novanx.com, and www.goldsgymnutrition.com.

Manufacturing and Product Quality.

Nova is very selective in choosing manufacturers, requiring experienced technical and research staffs, sufficient manufacturing capability, good manufacturing practices, and an excellent contract manufacturing reputation. Management of the Company verifies, through product sample review, reference checks, and production equipment review, that the manufacturers are capable of obtaining the highest quality raw materials in the world, and that they have the productive capability to meet the growing demand for nutritional supplement products while maintaining high product quality standards. In order to assure adequate capacity and product availability Nova maintains on-going contact with additional manufacturers of similar capabilities.

Nova's contracted manufacturers are equipped with microbiological and quality control laboratories. Production is evaluated using state of the art testing procedures and equipment. Additional testing includes, shelf life stability testing to determine the effects of aging, certified outside laboratories to evaluate Nova's manufacturers laboratory performance and to supplement testing capabilities, and certification of raw material quality of critical ingredients. Nova currently utilizes two different contract manufacturers to manufacture all of its products. Universal Nutrition,Inc. manufactures NxTrim on a purchase order by purchase order basis. The purchase order requires that Nova be named additional insured on their product liability insurance policy. The contract with Nutripharmaceuticals, Inc. requires exclusive manufacturing right for all Gold's Gym products developed in conjunction with Nutripharmaceuticals for the life of the Gold's contract. Other significant terms of the contract include; price increases are limited to raw material cost increases, termination is due only for cause not rectifiable in 30 days, and Nutripharmaceuticals must maintain product liability of at least $10,000,000 and name Nova as an additional insured. Research and development of products is done by Nutripharmaceuticals for Nova at no charge. This service is provided in order to attain future production revenues as a result of developing successful new products.

Product Research and Development.

Nova believes it is important to develop new products in the nutritional supplement industry in order to increase market share by capitalizing on new market opportunities, and to strengthen relationships with customers by meeting their constantly changing demands. To support its commitment to research and development, Nova utilizes the capabilities of its internal staff coupled with the staffs of each of their contract manufacturers. In addition, Nova maintains strong relationships with raw material suppliers, who are often the first entities to identify innovative new opportunities. Because of the competitiveness in the contract manufacturing industry and in the raw material supply industry, Nova is able to obtain excellent research and development without cost to Nova. Beyond the research and formulation done by Nova's contract manufacturers, Nova `s internal expenditures for research and development are estimated at $88,000 for the year ended 12-31-98, and $30,000 for the year ended 6-30-99.

Competition.

The market for the sale of nutritional supplements is highly competitive. Competition is based principally upon price, quality of products, customer service and marketing support. Nova's position on pricing is to reach parity, unless the particular product has a significant marketing point of difference warranting a premium to competition. Nova's position on quality as described in the above section is to utilize the highest quality raw materials and to have product manufactured consistently according to good manufacturing practices. Nova's customer service is supported by very conscientious employees, and by a large, professional distribution fulfillment house. Nova's marketing support includes an aggressive newspaper and magazine advertising programs, coupons, customer cooperative advertising, and customer product display programs.

In the future, Nova believes that it will be able to compete effectively in the nutritional supplement industry. Essential to being able to compete effectively is the continuation of Nova's aggressive advertising and promotion programs, which have made NxTrim the number one selling item in the California Drug trade. Utilizing this approach, Nova anticipates attaining profitability when the number of stores selling Nova products exceed 35,000 of the more than 117,000 stores in the drug, food, health, and mass merchandise trades. When the stores exceed 35,000, the national advertising campaign costs are covered, and stores above that number require significantly less additional advertising dollars. Currently Nova is selling in approximately 15,000 stores.

As the nutritional supplement industry grows and evolves, Nova believes retailers will rely heavily on suppliers, such as Nova, that can respond quickly to new opportunities, support them with production capacity and flexibility, and provide innovative and high margin products. Nova's staff constantly stays in tune with consumers, seeking new product ideas from the various news sources, magazines, gyms, internet research, suppliers, and manufacturers. Utilizing the resources of it's staff, manufacturers, and suppliers, Nova is able to quickly and effectively develop the kind of imaginative, multi functional, value added products which meet current consumer needs and provide high margins required for support by the retail trades. As a result of this process, Nova believes that it can function profitably while competing with other nutritional supplement companies.

Government Regulation.

The manufacturing, packaging, labeling, advertising, distribution and sale of Nova's products are subject to regulation by one or more governmental agencies, the most active of which is the Food and Drug Administration, which regulates Nova's products under the Federal Food, Drug, and Cosmetic Act and related regulations. The FDCA has been amended several times with respect to dietary supplements, most recently, by the Nutrition Labeling and Education Act of 1990, and DSHEA. Nova's products are also subject to regulation by the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. Nova's activities are also regulated by various agencies of the states, and localities to which Nova distributes its products. The FTC, which exercises jurisdiction over the advertising of nutritional and dietary supplements under the Federal Trade Commission Act, has in the past several years instituted enforcement actions against several nutritional supplement companies alleging false and misleading advertising of certain products. These enforcement actions have resulted in the payment of fines and/or consent decrees by certain of the companies involved.

Nova may be subject to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities, to the repeal or amendment of laws or regulations, or to more stringent
interpretations of current laws or regulations.   Nova is unable to
predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all such requirements could have a material adverse effect on Nova's results of operations and financial condition.

Product Liability Insurance.

Because Nova's products are ingested, it faces the risk that materials used may be contaminated with substances that may cause sickness or other injury to persons who have used them. Although Nova's manufacturing alliances maintain production and operating standards designed to prevent such events, certain portions of the process of product development, including the production, harvesting, storage and transportation of raw materials and finished goods are not within the control of Nova. Furthermore, sickness or injury to persons may occur if products manufactured by Nova are ingested in a manner exceeding the dosage recommended on the product label. Nova cannot control misuse of its products by consumers, or the marketing, distribution and resale of its products by its customers. With respect to product liability claims, Nova has product liability insurance of $5 million, and Nova's manufacturing alliances carry product liability insurance coverage up to $10 million. Nova's product liability insurance does not cover non-safety claims relating to Nova's products, such as noncompliance with label claims or similar matters.

Patent and Trademarks

Nova has received a patent on the formula for NxTrim as a 100% all natural weight loss aid with a composition containing amino acids, minerals, vitamins, herbs, and essential nutrients along with gentle diuretics and digestive enzymes. Patent number 5,925,377 was obtained on July 20, 1999.

The following table displays Nova's current US trademark status:

Mark          Registration Date    Serial / Reg. No              Status
PHENTRIM           04/06/99           2,237,644              REGISTERED
NOVA NATURALS      08/11/97          75/338,870                 PENDING
NXTRIM             12/31/97          75/413,422                 PENDING
RC90               03/29/99          75/671,036F                PENDING

Nova relies on common law trademark rights to protect its unregistered trademarks. Common law trademark rights do not provide Nova with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States even if the registrants never used the trademark in the geographic area wherein the unauthorized use is being made; provided however, that an unauthorized third party user has not, prior to the registration date, perfected its common law rights in the trademark in that geographical area. Nova intends to register its trademarks in certain foreign jurisdictions where Nova's products are sold. However, the protection available in such jurisdictions may not be as extensive as the protection available to Nova in the United States.

Employees

Nova currently has ten (5) full time employees:, Chief Executive
Officer, Chief Financial Officer, , Vice President of Operations,
Product Development, Vice President of Sales and Marketing,
Receptionist / Accounts Receivable Clerk.


Item 2.  Description of Property

Nova owns no property. Nova currently leases a 3,800 square foot office suite. Under an operating lease terminating June 11, 2002, Nova pays monthly rental of $2,750 plus Common Area Maintenance of $1,084 per month.

Item 3.  Legal Proceedings

D & F Industries, Inc. a California Corporation v. Nova
Pharmaceuticals [sic] Inc., a Nevada Corporation, et. al. Orange
County Superior Court Case No. 814076.

This is an action by a former contract supplier. Plaintiff contends that defendant Nova agreed to use plaintiff D & F to supply the products under the Gold's Gym contract, that D & F prepared certain formulations to accommodate that contract, that Nova breached the contract by not using D & F to supply the products under the Gold's Gym contract and that Nova misappropriated plaintiff's trade secrets by using plaintiffs formulations to fulfill the Gold's Gym contract. Plaintiff also claims that Nova owes it for some product shipped. The complaint states that it alleges six causes of action: two for breach of contract, one for common counts, one for misappropriation of trade secrets, one for unfair business practices, and one for interference with economic advantage. Plaintiff seeks an injunction against the use of the trade secrets and damages of lost profits (which of course would depend on what Nova sells under the Gold's Gym contract), unstated punitive damages, statutory damages, attorneys fees and the amount allegedly due for the product shipped and not yet paid for
 (claimed to be $52,000). Discovery has not yet begun. At the time of this writing, defendants have filed their answer to the complaint, which denies the relevant material allegations of the complaint and filed a cross complaint for intentional interference with contractual relations and breach of contract. Defendants believe the action is generally without merit, that they will prevail on their cross complaint and have a very good chance to prevail on a claim for malicious prosecution. Should the outcome of this litigation be resolved in favor the plaintiff, it could have a materially adverse effect on the Company's results of operations.

Nova is a defendant in two other minor matter of litigation in the area of debt collection. As of this time, litigation has been suspended pending Nova's compliance with agreed upon payment terms. Should the outcome of this litigation be resolved in favor the plaintiff, it would not have a materially adverse effect on the Company's results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                         PART II

Item 5.  Market for Common Equity and related shareholder matters

In February of 1999 Nova's common stock was cleared for quotation on the NQB Pink Sheets. In January of 2000, Nova's common stock was cleared for quotation on the OTC Bulletin Board. A very limited market exists for trading of the Company's common stock. Sales prices reflected in the table below are based on very small quantities of shares bought and sold.

The table below sets forth the per share high and low sales prices recorded on the NQB Pink Sheets in the respective quarters indicated. The source of the data is the National Quotations Board OTC Market Report. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

     Quarter      Fiscal Year      High Bid        Low Bid
      First          1999           $ 4.00         $3.50
      Second         1999           $ 4.00         $1.50
      Third          1999           $ 4.00         $4.00
      Fourth         1999           $  .15         $ .15

The approximate number of holders of common stock at December 31, 1999 was 94.

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Item 6  Management's Discussion and Analysis

Nova believes that statements in this Report concerning the Company's outlook or future economic performance; anticipated profitability, revenues, expenses and other financial items; and statements concerning assumptions made or exceptions to any future events, conditions, performance or other matters are "forward looking" as that term is defined in Federal Securities Laws. Although, the safe harbor for "forward looking" statements does not apply to initial public offerings, it does apply to this particular filing. Forward looking statements are subject to risks, uncertainties, and other factors, which would cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to:

The Company operates in a rapidly changing environment that involves a number of risks, some of which are outside the control of the Company,
(i) the Company has grown rapidly and there can be no assurance that the Company will continue to be able to grow profitably or manage it's growth, (ii) the Company's quarterly operating results have fluctuated in the past and are expected to fluctuate in the future, (iii) the Company's business experiences seasonality, (iv) the loss of services of key individuals could have a material adverse effect on the Company's business, financial condition, or operating results.

The time frame for market success for the Company's new products is potentially long and uncertain. There can be no assurance that the retail trade will accept the Company's new products, or if accepted, whether the Company's marketing efforts will result in consumer initial and repeat purchase of these products.

Changing government regulations relative to the Company's products could result in the inability to continue marketing one or more of it's products, or could cause changes in packaging, resulting in unfavorable affect on the financial position or results of operations of the Company.

The Company faces substantial competition from a variety of sources, most of which are better capitalized and have more resources than the Company. There can be no assurance that the efforts of one or more of these competitors will not render one or more of the Company's products non-competitive in the marketplace.

The Company relies on third party organizations for its manufacturing, distribution, and sales. There can be no assurances that these organizations will continue to meet the Company's growing need to
expand it's product lines on a commercially feasible basis.   Should
one or more of these critical organizations not fulfill the growing needs, there can be no assurance that the Company will be able to find an economically feasible replacement on a timely basis.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 1999, the Company had cash and cash equivalents of $24 thousand and negative working capital of $590 thousand. The Company generated a net loss of $582 thousand for the fiscal year ended December 31, 1998, and a net loss of $2.4 million for the year ended December 31, 1999. Because of the advertising and promotion investment required to expand nationally, the Company is anticipating net losses to continue for the first nine months of fiscal 2000. The Company will require a significant amount of capital to continue its planned operations. Accordingly, the Company's ability to continue as a going concern is dependent upon its ability to secure an adequate amount of capital to finance its anticipated losses and planned principal operations.

Subsequent to year end, Nova has successfully concluded a written debt restructuring plan in which $1,118,155 of shareholder and vendor debt was agreed to be converted into common stock, and $363,499 of past due vendor debt was agreed to be converted to payment plans over 12 to 18 months beginning June 1, 2000.

Subsequent to December 31, the Company has obtained written commitments from major shareholders to purchase up to $1.5 million of additional SEC Rule 144 restricted common shares. The purchase commitment is for stock purchases during the period February 14th to May 31st 1999. Purchase commitment is contingent upon Nova's ability to create an active market for Nova's common stock on the OTC Bulletin Board. An active market is defined as average daily trading volume of 10-20 thousand shares per day.

In the event the Company receives minimal or no proceeds from these efforts, the Company will seek alternative funding sources and would adjust expenditures required for implementing its planned operations. However these factors, among others, may indicate that the Company would be unable to continue as a going concern for a period of time in excess of six months from the date of this filing.

Nova's liquidity is currently limited because generation of additional capital from outside investors has been delayed. The current operations are being conducted with minimum funding support of major shareholders. Accordingly, Nova's national expansion plans have been delayed because Nova has substantially reduced the advertising and promotion funds. This reduction of support has resulted in a reduction in sales to current customers and a reduction in sales generated from new accounts. Nova has communicated the funding delays to brokers and key customers in explanation of the reduced support that is evident in their respective markets. Despite the reduction of support, the continuing strong I R I data on NxTrim's movement has generally swayed Nova's brokers and most key customers to remain patient, and await the additional marketing support promised after Nova's successful attainment of additional funds. I R I data referred to above indicates that, in the drug trade for the 52 weeks ended October 10,1999, NxTrim is the number one selling weight control aid in the California markets, and number 18 nationally.

In the twelve months ended December 31, 1999, Nova used cash from operations in the amount of $950 thousand. The funding for this investment has been obtained through increased long term borrowing from major shareholders of $886 thousand. In the twelve months ended December 31, 1999, accounts receivable was reduced by $269 thousand as a result of lower sales in 1999 versus 1998. In the same period accounts payable was increased by $569 thousand due to cash flow constraints related to reduced sales, while maintaining the administrative infrastructure to generate rapid growth upon successful attainment of additional capital.

On March 31, 1999, the Company negotiated with a shareholder to exchange of 204,082 shares of common stock for $500,000 in long term notes payable. The shares were issued at the market price based on the NQB Pink Sheets at March 31, 1999. The difference between the carrying value of the notes payable, and the market value of the shares, which totaled $214 thousand, was recorded as interest expense on March 31, 1999.

In the twelve months ended December 31,1999, Nova issued 10,000 shares of common stock for legal services and consulting services related to investor relations. The shares were issued at market value of $37 thousand. In the fourth quarter of fiscal 1999, Due to changes legal and consulting requirements, the Company negotiated the return of 76,814 shares previously issued at a market value of $268 thousand. Related contracts were cancelled or revised and amounts previously expensed or deferred as a prepaid expense were reversed.

In the twelve months ended December 31, 1999, Nova shareholders contributed shares of common stock to investor relation firms on behalf of Nova. The market value of these shares on the date of transfer ($653 thousand) was recorded as an expense, or deferred as a prepaid expense, with a corresponding offset to paid in capital.

Nova issued 100,000 shares of common stock, and accrued $45 thousand for services rendered in the sale of stock, and for the subsequent 15c211 registration of that stock in March of 1999. Shares were issued at market value ($350 thousand), with a corresponding entry to reduce paid in capital for both the accrued amount and the shares issued.

In the twelve months ended December 31, 1998, the Company used cash from operations in the amount of $464 thousand. The funding of this investment was obtained substantially through shareholder loans. Accounts receivable increased due to revenue growth. Inventory was reduced due to working off an initial large inventory purchase through the revenue growth. Prepaid expense increased due to deferral of prepaid advertising and promotion services to the period of actual usage of the purchased services.

Results of Operations

Revenues for the twelve months ended December 31, 1999 totaled $767 thousand, a decrease of $1.2 million from the same period in the prior year. The decline is due to a highly successful promotional event, which generated $406 thousand in revenues in the prior year, and did not occur in the current year. Additional revenue decline is due to the reduction of advertising and promotion funding related to delay in obtaining additional capital to support the planned national expansion programs.

Gross profit for the year ended December 31, 1999 totaled $431 thousand, a decrease of $810 thousand from the same period in 1998. Reduction of revenues substantially caused the gross profit decline. Gross profit margin declined on a percentage basis due to write off of obsolete packaging of an estimated $30,thousand, and due to costs estimated at $31 thousand related to return and rework of excess product sold on end cap display promotions.

Selling and marketing expenses totaled $970 thousand in the year ended December 31, 1999, a decline of $16 thousand from the same period in
1998.   Advertising in 1998 was expended throughout the year with a concentration in the California markets, generating revenues of almost $2 million. In 1999 advertising was expanded nationally in the first four months, initially fueling growth through distribution to new accounts. However, as stated earlier, the national advertising program was halted due delay in obtaining additional capital for continued expansion, resulting in reduced sales in both existing and new markets.

General and Administrative expenses totaled $1.5 million in the year ended December 31, 1999, an increase of $801 thousand from the same period in 1998. The increase is due to legal, accounting and consulting fees of $595 thousand related to seeking funding in the public markets, preparing SEC documents to become a reporting public company, and to investor relations consulting. The professional fees noted above were funded by shareholder contribution of common stock in the amount of $495 thousand, by issuance of common stock of $42 thousand, and by current operating funds of $58 thousand dollars. The remaining increase in General and Administrative expenses resulted from an accumulation of smaller dollar amounts in the areas of salaries, rents, insurance and travel related to building the organizational infrastructure required to execute Nova's aggressive growth plans.

Interest expense totaled $322 thousand in the year ended December 31, 1999, an increase of $244 thousand over the prior year. The increase is substantially due to imputed interest expense of $214 thousand generated from the conversion of shareholder debt to common stock. The remainder of increase in interest expense is due to higher borrowings on notes payable to shareholders in 1999.

The provision for income taxes reflects minimum tax payment requirements. The tax benefit of operating losses from inception to December 31, 1999 has not been recorded. Recognition of any tax benefits from losses will be delayed until such time as Nova's operating results indicate the ability to take advantage of the losses through future earnings.

During the year ended December 31, 1998, quarterly revenues have grew steadily as a result of increasing distribution to new customers, and repeat sale to existing customers. On a quarter to quarter basis, this trend was masked by the timing of promotional events in the quarters.

For the fiscal year ended December 31, 1998, cost of sales as a percent of revenues declined steadily each quarter as the higher cost first quarter purchase prices were sold through. The cost of product was significantly reduced due to the lower cost of a new supplier, as well as purchases of greater quantities. Promotional reduction of invoice pricing partially offset the percentage decline in cost of sales due to the aforementioned lower purchase cost.

During the fiscal year ended December 31, 1998, sales and marketing expenses fluctuated significantly from quarter to quarter due to the timing of advertising relative to sales to the trade. Throughout the year, the Company increased the selling expenses, building to the point at which an experienced Senior Vice President of Sales and Marketing was on board with a sales staff capable of managing the national network of brokers.

General and Administrative expenses increased steadily throughout the year ended December 31, 1998 as the Company built the infrastructure required to support the planned rapid revenue growth. In the fourth quarter, administrative expenses grew significantly due to expenses for presentations to new customers, professional fees related to becoming a public company, and to insurance costs related to becoming a public company and increased revenues.

The provision for income taxes reflects minimum tax payment requirements. The tax benefit of operating losses from inception to December 31, 1998 has not been recorded. Recognition of any tax benefits from losses will be delayed until such time as Nova's operating results indicate the ability to take advantage of the losses through future earnings.

For the 12 months ended December 31, 1999 and 1998, Nova incurred losses of $2.5 million and $582 thousand respectively. In 1998, Nova has reflected losses in the results of operations due to the advertising and promotional expenditures to build brand equity, and due to the selling and administrative expenditures necessary to build the organizational infrastructure required to accomplish Nova's aggressive growth plans. Nova has incurred similar advertising, promotional and administrative expenditures in 1999, plus has expended significant amounts related to investment counseling fees to raise additional capital, and investor relations fees in order to communicate to potential shareholders the growth opportunity in Nova. It is Nova's belief that, given success in the efforts to raise additional capital, Nova will be able to expand its revenues significantly to new markets, and increase the sales per store in all markets through continued advertising and promotion. Nova also believes that continuation of the national advertising program would result in rapid expansion into new accounts. At the 35,000 store level, the national advertising costs are substantially covered. Stores above that would require significantly less additional advertising dollars. Because of the selling and administrative staffing already committed, expansion begins to incrementally add profit without significant additional general and administrative costs. Profitability will be attained with expansion to approximately 35,000 of the 117,000 potential retail outlets.

Item 7 Financial Statements

The required financial statements are included in this document beginning at page F-1

Item 8 Changes In and Disagreements With Accountants on
       Accounting and Financial Disclosure

Not Applicable

                        Part III


Item 9.  Directors, Executive Officers, Promoters, and
         Control Persons; Compliance With Section 16(a) of the Exchange Act

The names and ages of our executive officers and directors as of December 31, 1999, are as follows:

Name                 Age      Position             Term

Ralph Mann           58    CEO/Director         Inception to
                                                Present

James Ayres          28    Sr. Vice President,
                           Secretary,Director   Inception to
                                                Present

Robert Eggering      55    Chief Financial      From 4-30-98
                           Officer              to Present

Fred Zinos           56    Sr. Vice President   From 11-2-98
                           Sales & Marketing    Present


Carlos Schmidt, M.D. 52    Director             Inception to
                                                Present

Mr. Ralph Mann, President and Chief Executive Officer, founded Nova Pharmaceutical in January 1998 and became the Chairman of the Board in February 1998. From September 1992 to December 1997, Mr. Mann owned and acted as President for Canyon Fitness Center, Inc., a health club business. From May 1975 to July 1989, Mr. Mann was the majority shareholder and Chief Executive Officer of the Glen Ivy Financial Group, a time share business.

Mr. James Ayres, Senior Vice President & Secretary joined us in January 1998 and became a board member in February 1998. From November 1989 to December 1997, Mr. Ayres was Vice President and acting General Manager of Canyon Fitness Center, Inc., a health club business. Mr. Ayres received an Associate Arts degree and an Associate of Science degree (1993) from San Jacinto College, California.

Mr. Robert Eggering, Chief Financial Officer, joined us in April of 1998. From May of 1997 to April of 1998, Mr. Eggering was Controller of Coast Converters, Inc., a custom plastic bag manufacturer. From April 1996 to April 1997, Mr. Eggering was Controller of Tempo/Pacific Coast One Stop, a wholesale and retail recorded music distributor. Prior to joining Pacific Coast, Mr. Eggering held positions with ConAgra, Inc., a conglomerate with grain commodity trading, meat and food processing businesses. Mr. Eggering received a Bachelor's Degree
(1966) in Psychology from St. Louis University and a Master's Degree
(1971) in Accounting from Missouri University.

Mr. Fred Zinos, Senior Vice President of Sales & Marketing, joined us in November of 1998. From June of 1997 to October of 1998, Mr. Zinos was Vice President of Sales and Marketing for Enforma Natural Products, Inc., a natural product manufacturer. From January of 1996 to May of 1997, Mr. Zinos was Vice President of Sales for Nature's Products Inc., a natural product manufacturer. Prior to joining Nature's Products, Mr. Zinos held positions with Shelby Health
Systems, a natural products manufacturer.   Mr. Zinos received a
Bachelor's Degree (1965) in Business Administration from the University of Wisconsin.

Dr. Carlos Schmidt, M.D., Supervising Physician, joined us in January of 1998, and became a board member in February of 1998. From July of 1996 to present, Dr. Schmidt is a Medical Director at the Bristol Park Medical Group. From July of 1987 to June of 1996, Dr. Schmidt was an ER Physician and Assistant Director of Emergency Services at Mission Hospital. Dr. Schmidt received a Bachelor's Degree in Science and a Medical Degree (1973) from the University of Guadalajara School of Medicine.

Item 10  Executive Compensation

The following table sets forth summary information concerning the compensation received for services rendered to us during the years ended December 31, 1999 and 1998 by the chief executive officer, as well as all other executive officers of the Company who received compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position      Year     Annual Compensation        All Other
                                           Salary     Bonus         Compensation*
Ralph Mann, President            1998     $32,756      N/A             $2,852
                                 1999     $50,104      N/A             $1,146

Fred Zinos, Vice President       1999     $90,000      N/A             $8,347

Robert Eggering                  1999     $90,000      N/A            $35,466

* Other compensation includes payment for medical and dental benefits. In Mr. Eggering's case, the amounts additionally include contracted life insurance amount of 25,808, ($15,000 for 1999 and $10,808 payment in arrears for 1998)

During the 1998 fiscal year, we entered into an employment agreement with Fred Zinos. The agreement is on an at-will basis. Under the terms of the agreement, Mr. Zinos is required to devote his full time to our business. We have agreed to pay him a base salary of $90,000 annually. We will pay him cash bonuses based upon the following: 10% of annual salary for attainment of gross sales within 80% of plan, 20% for 100% attainment of plan gross sales, and 30% for attainment of 20% above gross sales plan. The plan is prepared annually by Nova employees and approved by the president. The only deduction from gross sales used in computing this compensation is returned goods. In addition, we have agreed to grant him the option to purchase common stock at $2.00 per share, based upon the following: 5,000 shares for 80% attainment of plan sales, 10,000 shares for 100% attainment of plan gross sales, and 25,000 shares for attainment of 25% above plan gross sales.

During the 1998 fiscal year, we entered into an employment agreement with Robert Eggering. The agreement is on an at-will basis. Under the terms of the agreement, Mr. Eggering is required to devote his full time to our business. We have agreed to pay him a base salary of $90,000 annually. In addition, we have agreed to pay him $15,000 annually toward a whole life insurance policy maintained by his spouse on his life.


Item 11  Security Ownership of Certain Beneficial
         Owners and Management

 The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31,1999 by each shareholder known by us to own beneficially more than 5% of the common stock and by each director and all directors and executive officers as a group:
                                       Number of
Name, Title & Address                  Shares(1)  Percentage

Ralph Mann, Chief Executive
Officer and Director
3811 Stone Meadow
Murrieta, Ca 92562                     5,600,000    44.04%

Ralph Mann Trust # 1, shareholder (2)
31712 Casino Dr Suite 7B
Lake Elsinore, Ca  92530               1,006,724     7.92%

Ralph Mann Trust # 2, shareholder (2)
31712 Casino Dr Suite 7B
Lake Elsinore, Ca  92530               1,006,724     7.92%

Ralph Mann Trust # 3, shareholder (2)
31712 Casino Dr Suite 7B
Lake Elsinore, Ca  92530               1,006,724     7.92%

Ralph Mann Trust # 21, shareholder (2)
31712 Casino Dr Suite 7B
Lake Elsinore, Ca  92530               1,006,724     7.92%

Carlos Schmidt M.D., Director
613 Avenida Acapulco
San Clemente, Ca 92672                   250,000     1.97%

James Ayres, Senior Vice President,
and Director
25573 Dorval Ct
Menifee, Ca 92584                            100       (3)

Robert Eggering, Chief Financial Officer
23089 Joaquin Ridge Dr
Murrieta, Ca 92562                           600       (3)

Fred Zinos, Senior Vice President
24375 Jackson Ave
Murrieta, Ca 92562                           100       (3)

All Directors and Officers
   as a group (6 persons)              5,850,700    46.01%

(1) This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 12,715,282 shares of Common Stock outstanding as of December 31,1999.

(2) Ralph Mann Trusts #1, #2, #3, & #21 are irrevocable trusts whose beneficiaries are relatives of Ralph Mann, Director and Chief
Executive Officer

(3)  Individual owns less than 1%


Item 12  Certain Relationships and Related Transactions

Private Placement of Securities.

On May 8, 1998 Nova Pharmaceutical, Inc did a reverse merger with Nalbando Enterprises, Inc. Nalbando Enterprises Inc. was the surviving corporation and it immediately changed its name to Nova
Pharmaceutical, Inc.   In conjunction with that merger, Ralph Mann,
Director and President obtained 5,600,000 shares of restricted common stock in surviving corporation, named Nova Pharmaceutical Inc. in exchange for common stock in the former Nova Pharmaceutical, Inc. In the same transaction, Showtime Partners (a general partnership consisting of 21 irrevocable trusts established in 1989 whose beneficiaries are all related to Ralph Mann) received 4,150,000 shares of restricted common stock in the surviving corporation in exchange for common stock in the former Nova Pharmaceutical, Inc. In conjunction with the same transaction, Dr Carlos Schmidt, M.D., Director received 250,000 shares of restricted common stock in the surviving corporation in exchange for stock in the former Nova Pharmaceutical, Inc.

Transactions with Directors and Officers

A royalty agreement exists between the Company and a licensing group consisting of Showtime Partners (shareholder), Ralph Mann (Director, Chief Executive Officer, shareholder), and Ralph Mann Trusts 1-21, shareholders and partners in Showtime Partners. The terms of the royalty agreement were outlined in the Organization section above. The company amortized the prepaid royalty of $4,412 in the twelve months ended December 31, 1999, and $11,684 in the same period of 1998.

Ralph Mann has lent Nova money for operating funds under a note payable agreement. The principal balance of the Note was $700,400 at December 31, 1999 and zero at December 31, 1998. Interest accrued totaled $19,239 at December 31, 1999. The terms of the Note Payable include an annual interest rate of 6%, principal and accrued interest due and payable on January 31, 2001. Subsequent to December 31, 1999,

Ralph Mann agreed to convert the principal and accrued interest expense on this note to common stock in conjunction with a debt restructuring plan conducted by the Company.

Showtime Partners has lent Nova money for operating funds under a note payable agreement. Showtime, a shareholder in Nova, is a general partnership consisting of 21 irrevocable trusts established in 1989 whose beneficiaries are all related to Ralph Mann (shareholder, officer, and director of Nova). The principal balance of the Note was $311,097 at December 31, 1999 and $625,730 at December 31, 1998.
Interest accrued totaled $35,623 at December 31, 1999 and $13,025 at December 31, 1998. The original date of the note payable was May 7, 1998 in the amount of $203,000. The terms of the Note Payable include an annual interest rate of 6%, principal and accrued interest due and payable on January 31, 2001. Ralph Mann negotiated with Showtime Partners trustee to convert $500,000 of notes payable to 204,082 shares of Rule 144 restricted common stock. The conversion was made on March 31, 1999. Subsequent to December 31, 1999, Showtime agreed to convert the principal and interest accrued on this note to common stock in conjunction with a debt restructuring plan conducted by the Company.

As of December 31, 1999 and December 31, 1998, Nova has a Note Payable to Ralph Mann, CEO, and Director in the amount of $5,000. The Note, dated May 6, 1998, bears interest at an annual rate of 7%, with principal and interest due and payable on December 31, 1999. The Note was given in exchange for Mr. Mann's shares of preferred stock. The preferred stock was issued and subsequently exchanged for notes by Nova Pharmaceutical prior to the reverse acquisition with Nalbando Enterprises, Inc in May of 1998. Subsequent to December 31, 1999, Ralph Mann agreed to convert the principal and interest accrued on this note to common stock in conjunction with a debt restructuring plan conducted by the Company


As of December 31, 1999 and December 31, 1998, Nova holds a Promissory Note Receivable dated August 31, 1998 from Dr Carlos Schmidt, MD, Director, in the amount of $5,000. The Note bears interest at an annual rate of 6% and has a stated principal payment date of December 31, 1998. The Company has agreed to extend the principal and accrued interest payment date to March 5, 2000. As of December 31, 1998 and December 31, 1999, the Company also holds a Promissory Note Receivable dated March 5, 1998 from Dr Carlos Schmidt, MD, Director, in the amount of $10,000. The Note bears interest at an annual rate of 6% with principal and accrued interest payable on March 5, 2000.

We have utilized the services of the J Mann Studios for professional artwork, packaging development, printed materials, packaging samples, and print advertising development. John Michael, owner of J Mann Studios, is the brother of Ralph Mann, Director and Chief Executive Officer of Nova. Payments to J Mann Studios totaled $104,682 in the calendar year 1998, and $41,067 for the twelve months ended December 31, 1999. We believe that the above transactions were entered into on terms no less favorable than would be obtained from unrelated third parties.

Item 13  Exhibits, Financial Statements,  and Reports on Form 8K

   Index to financial statements filed with this report

F-1    Report of Independent Certified Accountants
F-2    Balance Sheets as of December 31, 1999 & 1998
F-3    Statement of Operations and Accumulated Defecit for
         Years Ended December 31, 1999 & 1998
F-4    Statement of Changes in Stockholders' Equity for the
         Years Ended December 31, 1999& 1998
F-5    Statement of Cash Flows for the Years Ended December
         31, 1999 & 1998
F-7    Footnotes to the Financial Statements for the Years
         Ended December 31, 1999 & 1998

To the Board of Directors
Nova Pharmaceutical, Inc.


We have audited the accompanying balance sheet of Nova Pharmaceutical, Inc., as of December 31, 1999 and 1998 and the related statements of operations and accumulated deficit, changes in stockholders' deficit, and statement of cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Pharmaceutical, Inc. as of December 31, 1999 and 1998, and the result of its operations, changes in stockholders' deficit and cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. At December 31, 1999 the Company had cash and equivalents of $23,928, and negative working capital of $689,890. The Company generated losses of $582,184 for the fiscal year ended December 31, 1998 and $2,523,982 for fiscal 1999.
The Company will require a significant amount of capital to continue its planned operations. The Company's ability to continue as a going concern is dependent upon its ability to secure an adequate amount of capital to finance its anticipated losses and planned principal operations. There is no assurance that the Company will be successful in these efforts. These factors, among others indicate that the Company may be unable to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental statement of operating expenses is presented for the purposes of additional analysis and is not a required part of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Sarna & Company
Westlake Village, California
March 28, 2000

NOVA PHARMACEUTICAL, INC.
BALANCE SHEET

                              Assets                  DECEMBER 31,
                                                1999             1998
Current Assets
  Cash                                   $    23,928        $ 103,644
  Accounts Receivable, Net                   130,292          399,527
  Inventory                                   72,548           66,751
  Prepaid Expenses                           256,425          146,251
  Other Receivables - Related Party           15,000           15,736
                                         -----------        ---------
       Total Current Assets                  498,193          731,909

Property and Equipment                        45,700           39,490

Other Assets
  Formulations                               430,000          460,000
  Prepaid Royalties                          183,724          188,136
  Prepaid Licensing                          260,000          280,000
  Refundable Deposits                          6,089            2,600
  Organizational Costs                             0            7,375
                                         -----------        ---------
Total Other Assets                           879,813          938,111
                                         -----------        ---------
Total Assets                              $1,423,706       $1,709,510
                                         ===========       ==========

Liabilities and Stockholders' Deficit

Current Liabilities
  Current Portion of Long Term Debt          $    5,000    $    5,000
  Accounts Payable and
    Accrued Expenses                          1,183,083       694,565
Total Current Liabilities                     1,188,083       699,565

Long Term Debt - Related Party                1,011,497       625,730

Stockholders' Equity
 Common Stock $.001 Par Value, 25,000,000
 Shares Authorized, 12,715,282 and
 12,400,000 shares issued in 1999 and 1998
 respectively                                    12,715        12,400
 Additional Paid in Capital                   2,317,577       953,999
Accumulated Deficit                          <3,106,166>     <582,184>
                                            -----------    ----------
Total Stockholders' Deficit                    <775,874>      384,215
                                            ----------      ---------
Total Liabilities and Stockholders' Deficit  $1,423,706    $1,709,510
                                            ===========    ==========

See Notes to Financial Statements

NOVA PHARMACEUTICAL, INC.
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                                                FOR THE YEAR ENDED
                                                    DECEMBER 31,
                                                1999        1998
                                            ----------    -----------
Revenues                                    $ 766,972     $ 1,934,529

Cost of Sales
  Beginning Inventory                          66,751             <0>
  Direct Labor                                 42,167          28,045
  Purchases                                   399,557         732,507
  Total Available                             508,475         760,552
  Less: Ending Inventory                     < 72,548>        <66,751>
                                            ---------        --------
Total Cost of Sales                           435,927         693,801
                                            ---------        --------
Gross Profit                                  331,045       1,240,728

Operating Expenses
  Sales and Marketing                         969,935         985,044
  General and Administrative                1,549,836         748,028
  Royalty Expense - Related Party               4,412          11,864
                                            ---------       ---------
Total Operating Expenses                    2,524,183       1,744,936
                                            ---------       ---------
  Interest Expense                            279,732          64,951
  Interest Expense - Related Party             42,137          13,025
  Write Off Deferred Organizational
     Expense                                    7,375               0
                                            ---------       ---------
   Total                                      329,244          77,976

Loss Before Provision for Income Taxes     <2,522,382>      <582,184>

Provision for Income Taxes                     <1,600>            <0>
                                            ---------        -------
Net Loss                                   <2,523,982>      <582,184>
                                            =========        =======
Deficit, Beginning of Year                   <582,184>            <0>

Accumulated Deficit, End of Year          $<3,106,166>     $<582,184>

Net Loss per Share                            $ <0.20>       $ <0.05>

Weighted Average Shares Outstanding 12,690,419 in 1999, and 11,733,333 in 1998.

See Notes to Financial Statements



PAGE 21

NOVA PHARMACEUTICAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                        Common Stock           Preferred Stock  Additional
                        Par Value $.001         Par Value $.01   Paid in    Accumulated     Total
                       Shares      Amount      Shares   Amount    Capital     Deficit       Equity
Common Stock Issued
  Commencement of
  Operations          2,500,000   $  2,500     500,000 $ 5,000    $945,335      <0>       $952,835

Retirement of
  Preferred Stock      <500,000>    <5,000>                        <5,000>

Reverse Acquisition and
  Recapitalization -
  Nalbando Enterprises 8,900,000    8,900                             <336>                  8,564

Sale of Common Stock
  Reg D 504 Private
  Placement Offering   1,000,000    1,000                            9,000                  10,000

Net Loss Year Ended
  December 31, 1998                                                           <582,184>   <582,184>
                      ----------  -------        ----    ----     -------     --------     -------
Balance December 31,
  1998                12,400,000   12,400         <0>     <0>      953,999    <582,184>    384,215

Common Stock Issued
  In Exchange For
  Services               110,000      110                           37,390                  37,500

Fees For Services
  Raising Capital                                                  <45,000>                <45,000>

Employee Stock
  Bonus                    1,200        1                            4,199                   4,200

Conversion Debt to
  Common Stock           204,082      204                          714,082                 714,286

Contributions to
  Capital from
  Shareholders                                                    652,907                  652,907

Net Loss Year Ended
  December 31, 1999                                                        <2,523,982>  <2,523,982>
                      ----------  -------    ---    ---       ----------  -----------   ----------
Balance December 31,
  1999                12,715,282  $12,715     <0>    $<0>      $2,317,577 $<3,106,166>  $ <775,874>


See Notes to Financial Statements

NOVA PHARMACEUTICAL, INC.
STATEMENT OF CASH FLOWS

                                                   FOR THE YEAR ENDED
                                                         DECEMBER 31,
                                                    1999         1998
Cash Flows from Operating Activities:
Net Loss                                     $(2,523,982)  $(582,184)
Adjustments to Reconcile Net Income to
Net Cash Used by Operating Activities
  Depreciation                                     8,857        5,245
  Royalty Expense Amortization                     4,412       11,864
  Other Asset Amortization                        50,000       51,231
  Cash Acquired - Weight Loss Supplement Business              23,208
  Non-Cash Expenses
    Consulting Fees exchanged for Common Stock    41,700
    Consulting Fees contributed by Shareholders                95,407
    Accounting Change - Write Off Organization
      Expense                                                   7,375
    Imputed Interest Expense on Debt Conversion              214,286
  Change in Assets and Liabilities Net Of Effects of
  Purchase of Weight Loss Supplement Business
  in 1998 (Increase) Decrease in:
    Accounts Receivable                          269,235    (397,428)
    Inventory                                     (5,797)      47,721
    Prepaid Expenses                              22,326    (129,155)
    Other Receivable                                 736      (9,428)
    Other Assets                                  (3,489)     (3,606)
  Increase in:
    Accounts Payable and Accrued Expenses         68,518      518,245
                                                --------     --------
Net Cash Used by Operating Activities            950,416)   (464,287)

Cash Flow from Investing Activities
  Acquisition of Formulations                                (40,000)
  Purchase of Property and Equipment            (15,067)     (37,364)
                                               --------      -------
Net Cash Used by Investing Activities           (15,067)     (77,364)

Cash Flow from Financing Activities
  Debt Financing                                885,767      630,730
  Issuance of Common Stock                                    14,565
                                               --------      -------
Net Cash Provided from Financing Activities     885,767      645,295

Net Increase (Decrease) in Cash                 (79,716)     103,644
Cash at Beginning of Period                     103,644          <0>
Cash at End of Period                         $  23,928    $ 103,644

Supplemental Disclosure:
  Interest Paid                               $ 107,583    $  77,976

See Notes to Financial Statements

NOVA PHARMACEUTICAL, INC.
STATEMENT OF CASH FLOWS - (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company purchased assets and liabilities of the weight loss supplement business from Canyon Fitness Center, Inc. on January 8,1998. The initial capitalization of the Company substantially consisted of conversion of notes payable acquired in this transaction into common and preferred stock.

Fair Value of Assets Acquired                           $ 1,128,154
  Notes Payable Assumed                                    (952,835)
  Liabilities Assumed                                      (175,319)
  Other Purchase Compensation                           $        -0-

Conversion of Notes Payable into Common Stock
  Common Stock                                          $     2,500
  Preferred Stock                                             5,000
  Paid in Capital                                           945,335
  Total Notes Converted                                 $   952,835

In May of 1998, the Company exchanged preferred stock of $5,000 for a note payable to a shareholder. The market value of the preferred stock was estimated to be face value at the date of the exchange.

On March 31, 1999 the Company exchanged 204,082 shares of common stock for $500,000 long term debt to a shareholder. The difference between the carrying value of the debt and the market value of the shares
($214,286) was recorded as interest expense.

In the 12 months ended December 31, 1999 the Company issued 10,000 shares of common stock for legal and investor relation services. The shares were recorded at a market value $37,500, and charged to legal or consulting expenses.

In the 12 months ended December 31, 1999, Shareholders contributed shares of common stock to investor relation and investment counseling firms on behalf of the Company. These contributions were recorded at a share market value of $652,907, and either expensed, or deferred as a prepaid expense, depending on the terms of the related contracts.

In the twelve months ended December 31, 1999, the Company accrued $45,000 and issued 100,000 shares of common stock in exchange for services related to the sale of stock and the subsequent 15c211 registration of that stock in March of 1999. The common shares were issued at a market value of $350,000. A corresponding entry was made to reduce paid in capital for both the amount accrued and the market value of the common stock.



See Notes to Financial Statements

NOVA PHARMACEUTICAL, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General
Nova Pharmaceutical, Inc. (referred to as the "Company" or "Nova"), was incorporated on January 8, 1998 under the laws of the state of Nevada. The incorporation consisted of a purchase of a portion of the assets and liabilities of Canyon Fitness Center, Inc., a California corporation. Canyon Fitness Center, Inc., was then owned by Showtime Partners. Included in the liabilities assumed in the purchase from Canyon Fitness Center was a group of debtors, who, by converting their debt into common stock, along with negotiated equity adjustments, formed the initial capitalization of Nova. The group forming the initial capitalization of the Company includes: Ralph Mann, a Director and Chief Executive Officer of the Company, Dr. Carlos Schmidt, a Director of the Company, and Showtime Partners. Showtime Partners is a partnership consisting of 21 irrevocable trusts, the beneficiaries of which are all related to Ralph Mann. Included in the assets purchased were: formulation ($450,000), prepaid royalties ($200,000), and prepaid licensing ($300,000). The formulation and prepaid licensing assets reflect the capitalized costs incurred by Canyon Fitness Center in the development, testing, and patent registration of the formula, NxTrim. These assets were purchased subject to a license and royalty agreement. Under the terms of the agreement, the Company obtained worldwide manufacturing and marketing rights to the formula, NxTrim. In exchange, the Company is obligated to pay a royalty of .00625% of the net sales on the product, NxTrim, after the amortization of the $200,000 prepaid royalties purchased from Canyon Fitness Center. The term of the agreement is 10 years, with a 10 year renewal, which includes a cost of living adjustment at the option of the licensor. The terms also include a minimum annual royalty of $25,000 subsequent to full amortization of the prepaid royalty amount. The license and royalty agreement, which was issued to Canyon Fitness Center, Inc. by a group consisting of Ralph Mann, Showtime Partners, and Ralph Mann Trusts 1-21 (partners in Showtime Partners), was assigned to Nova in the aforementioned asset purchase transaction.

Merger
Nova Pharmaceutical, Inc. completed a reverse acquisition as of May 7,1998. Nalbando Enterprises, Inc. (an inactive Nevada Corporation) purchased all the assets and liabilities of Nova Pharmaceutical, Inc.(an operating Nevada Corporation. Nalbando Enterprises, Inc., the surviving corporation, immediately changed its name to Nova Pharmaceutical, Inc. The original Nova Pharmaceutical, Inc., having sold all assets and liabilities, became an inactive corporation. Financial results as presented represent the activity for the entire reporting period of the original operating Nova Pharmaceutical, Inc. and the minimal incorporation activity of Nalbando Enterprises, Inc. To reflect the true substance of the transaction, the acquisition was treated financially as a purchase of Nalbando stock by Nova Pharmaceutical, Inc., accompanied by a reorganization to the resulting Nalbando capital structure.

NOVA PHARMACEUTICAL, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Nature Of Operations
The Company develops and sells various licensed medical and nutritional supplement products. Products are manufactured and packaged on a contract basis by others. The Company maintains executive and sales offices at Lake Elsinore, California.

Prior Operations
Nalbando Enterprises, Inc. was incorporated on February 6, 1998, and therefore had no operations in the prior year. In the year ended December 31, 1997, prior to Nova's purchase of the Weight Loss segment from Canyon Fitness Center, this segment was in a start up mode, substantially engaged in formula development, clinical testing, and licensing the formula NxTrim. These efforts were capitalized and are reflected on Nova's statements through Nova's purchase of assets from Canyon Fitness Center. Operations for the same period consisted of immaterial sales related to test marketing of the formula NxTrim. Operations of Canyon Fitness Center Weight Loss segment prior to January 1, 1998 were not material, and as such, are not reported in these financial statements.

Going Concern
The accompanying financial statements have been prepared assuming that the company will continue as a going concern. At December 31,1999 the Company had cash and equivalents of $23,928, and negative working capital of $689,890. The Company generated losses of $582,184 for the fiscal year ended December 31,1998 and $2,523,982 for fiscal 1999. The Company will require a significant amount of capital to continue its planned operations. Accordingly, the Company's ability to continue as a going concern is dependent upon its ability to secure an adequate amount of capital to finance its anticipated losses and planned principal operations. The Company's plans include sale of common stock to existing shareholders in amounts up to $1,500,000. There is no assurance that the Company will be successful in these efforts. In the event the Company receives minimal or no proceeds from these efforts, the Company will seek alternative funding sources and may adjust its focus and expenditures required for implementing its planned operations. The Company has obtained written commitments from major shareholders to purchase up to 1.5 million dollars worth of additional shares at market price of the Company's common stock during the time period February 14th to May 31st 1999. These commitments are subject to an active market being made in Nova's common stock on the OTC Bulletin Board. An active market is defined as average daily trading volume of 10-20 thousand shares per day. In order to help eliminate aforementioned unfavorable working capital position, the Company is planning a debt restructuring program. The program will seek to convince existing vendors to convert current debt to either common stock, or to l2 to 18 month payment plans. These factors, among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments that might result from the outcome of the above mentioned uncertainties.

NOVA PHARMACEUTICAL, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


Basis of Presentation
The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes. Revenues are recorded upon delivery of products and expenses are recorded when incurred

Use of Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principals. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Significant Risk and Uncertainties
Nova relies on two contract manufacturers for the production of all the Company's products. Should the relations between the Company and one or both the manufacturers become strained, there is a risk of interruption of product available for sale. There are numerous other competent manufacturers capable of handling Nova's production. Nova maintains a line of communication with several manufacturers who are capable of handling Nova's needs to hedge the unlikely event that relations with current manufacturers may deteriorate.

Pro Forma Compensation Expense
Nova accounts for costs of stock-based compensation in accordance with APB No. 25, "Accounting for Stock Based Compensation" instead of the fair value based method in SFAS No. 123. No stock options have been issued. Accordingly, no pro forma compensation expense is reported in these financial statements.

Cash and Cash Equivalents
The company considers temporary, highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories
Inventory is stated at the lower of cost (first in, first out) or market value. Inventory consists of products and packaging held for resale.

Property and Equipment
Property and equipment are stated at historical cost.

Depreciation, Amortization and Capitalization
The Company records depreciation and amortization using both straight-line and declining balance methods over the estimated useful life of the assets (three to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts, and the resultant gain or loss is included in net income.

NOVA PHARMACEUTICAL, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


Other Assets
Prepaid licenses and prepaid formulation costs are amortized on a straight-line basis over a period of ten years. Prepaid royalty is amortized at a rate of .00625% of net sales of the product NxTrim.

Income Taxes
The company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between the basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

Fair Value of Financial Instruments
Financial Accounting Standards Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

Stock Option Plan
The company has a stock option agreement with one employee. The agreement grants certain options to this employee based upon achievement of predetermined levels of sales performance. Those levels of performance are as follows: If eighty percent (80%) of the sales volume based on the sales plan is achieved then the employee shall be entitled to five thousand (5,000) shares of stock at a value of $2.00 a share which will become vested immediately. If one hundred percent (100%) of the sales volume based on the sales plan is achieved then the employee shall be entitled to ten thousand (10,000) shares of stock at $2.00 a share. Should one hundred and twenty five percent (125%) or more of sales volume based on the sales plan be achieved, then the employee shall be entitled to twenty five thousand (25,000) shares of stock at $2.00 per share. At December 31, 1999 and 1998 no stock options had been granted under this plan.

Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements will have no significant impact on the company and its reporting methods.

NOVA PHARMACEUTICAL, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTTINUED

Per Share Information
The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period.

Advertising Expense
The company generally expenses advertising costs as they are incurred. Advertising expenses incurred for the 12 months ended December 31, 1999 and 1998 were $471,866 and $574,095 respectively.

NOTE 2 - RECEIVABLE FINANCING

The company has entered into a receivable financing arrangement whereby the company borrows against certain receivables. The company receives immediate advances of 50% to 70% of the receivable balance, and the company pays interest at the approximate rate of 2% per month. Financed receivables that are unpaid to Nova after 90 days must be replaced, or paid by the company.

NOTE 3 - LONG TERM DEBT

Long term debt at December 31, 1999 and 1998 consists of:

Note payable stockholder, unsecured, accruing
interest at a rate of 6% per annum.
All remaining principal and accrued interest
balance of long term debt to stockholder is due
on January 31, 2001.  Subsequent to year end 1999,
shareholder has agreed to convert debt and              1999           1998
accrued interest into common stock.                   $ 311,039     $ 625,730

Note payable stockholder, unsecured, accruing
interest at a rate of 6% per annum.
All remaining principal and accrued interest
balance of long term debt to stockholder is due
on January 31, 2001.  Subsequent to year end,
shareholder has agreed to convert debt accrued
interest into common stock.                            700,458           <0>

Note payable related party, unsecured, accruing
interest at a rate of 7% per annum. Principal and
accrued interest are due and payable on
December 31, 1999.  Subsequent to year end, share-
holder has agreed to convert debt and accrued
interest into common stock.                             5,000          5,000
     Total                                          1,016,497        630,730

     Less amount included in current liabilities       <5,000>        <5,000>

     Net Long Term Debt                            $1,011,497       $625,730

NOVA PHARMACEUTICAL, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 4 - PROVISION FOR INCOME TAXES

The provision for income taxes for the years ended December 31, 1999 and 1998 represents the minimum state income tax expense of the company, which is not considered significant. Deferred income taxes have been provided for in the accompanying balance sheets as follows:

Deferred income tax assets            12-31-99          12-31-98

Reserve for bad debts               $    8,000        $    6,800
Reserve for obsolescence                 8,000             4,000
Operating losses                     1,130,034           222,074
Valuation reserve                   <1,146,034>       $ <232,874>
Total deferred income tax assets    $       <0>       $       <0>

The Company established a valuation allowance to fully reserve the deferred tax asset. The realization of the asset did not meet the required asset recognition standard established by Financial Accounting Standard Statement No. 109 "Accounting for Income Taxes". The company has not yet demonstrated the ability to generate the required income to take advantage of the deferred tax benefit. For the twelve months ended December 31, 1999 and 1998, the Company had a net operating loss carry forward for income tax purposes of $2,169,900 and $555,184, respectively, which will be available to offset future taxable income through the year 2019.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating Leases
The company leases sales and office space under a non-cancelable operating lease terminating on June 11, 2002. In connection with the lease arrangement, the Company is obligated to make rental payments of $2750 per month. The company also leases furniture and equipment under various operating leases. Future annual minimum rental and lease commitments are as follows:

       Year      Office Rent          Furniture and Equipment

       1999       $ 33000                $ 5194
       2000       $ 33000                $ 4128
       2001       $ 33000                $ 1996
       2002       $ 16500                $ 1996
       2003       $   0                  $ 1331
       2004       $   0                  $   0

Litigation
Subsequent to December 31, 1998, a lawsuit was filed against Nova by a former supplier. Nova has responded to the lawsuit with a cross complaint against the supplier. Nova believes that the supplier's action is generally without merit. Since the discovery process has not yet begun, a possible range of a gain or loss from the litigation is not feasible at this time.

NOVA PHARMACEUTICAL, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 5 - COMMITMENTS AND CONTINGENCIES - CONTINUED

Licensing and Consulting Agreements
The Company has currently entered into, and will continue to enter into, product licensing and royalty agreements that the Company's board of directors determine will enhance the Company's ability to market innovative products in a competitive field. Minimum annual commitments under these agreements amount to:

           YEAR            AMOUNT

           2000          $ 246,666
           2001          $ 316,665
           2002          $ 200,000
           2003          $  25,000
           2004          $  25,000
           2005          $  25,000
           2006          $  25,000
           2007          $  25,000
           2008          $  25,000

The company has also entered into various employment agreements. Known obligations on these contracts are included on these financial statements.

NOTE 6 - RELATED PARTY TRANSACTIONS

Notes Receivable - Related Party
As of December 31, 1999 and 1998, Nova holds a Promissory Note Receivable dated August 31, 1998 from a Director, in the amount of $5,000. The Note bears interest at an annual rate of 6% and has a stated principal payment date of December 31, 1998. The Company has agreed to extend the principal and accrued interest payment date to March 5, 2000. As of December 31, 1999 and 1998 the Company also holds a Promissory Note Receivable dated March 5, 1998 from the same Director, in the amount of $10,000. The note bears interest at an annual rate of 6% with principal and accrued interest payable on March 5, 2000.

Notes Payable - Related Party
Ralph Mann Officer, Director, and Shareholder, exchanged a note payable for shares of preferred stock on May 7, 1998. The principal balance of the note was $5,000 at December 31, 1999 and 1998. Interest expense totaled $300 and $195 for the twelve months ended December 31, 1999 and 1998 respectively. The terms of the note payable include an annual interest rate of 7%, with principal and accrued interest due and payable on December 31, 1999. Subsequent to December 31, 1999, Ralph Mann agreed to convert the principal and interest on this note to common stock in conjunction with a debt-restructuring plan conducted by the Company.

Notes Payable - Related Party
Ralph Mann, officer, director, and shareholder, has lent Nova money for operating funds under a note payable agreement. The principal balance of the

NOVA PHARMACEUTICAL, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 6 - RELATED PARTY TRANSACTIONS - CONTINUED

Note was $700,458 at December 31, 1999. Interest expense accrued at December 31, 1999 was $19,240. Interest expense totaled $19,240 for the year ended December 31, 1999. The original date of the note payable was January 31, 1999 in the amount of $91,000. The terms of the Note Payable include an annual interest rate of 6%, principal and accrued interest due and payable on January 31, 2001. Subsequent to December 31, 1999, Ralph Mann agreed to convert the principal and interest on this note to common stock in conjunction with a debt-restructuring plan conducted by the Company.

Notes Payable - Related Party
Showtime Partners, shareholder, has lent Nova money for operating funds under a note payable agreement. Showtime Partners is a general partnership consisting of 21 irrevocable trusts established in 1989 whose beneficiaries are all related to Ralph Mann, shareholder, officer, and director of the Company. The principal balance of the Note was $311,097 and $625,730 at December 31, 1999 and 1998. Interest
expense accrued was $35,623 and $13,025 at December 31, 1999 and 1998. Interest expense totaled $22,597 and $13,025 for the years ended December 31, 1999 and 1998. The original date of the note payable was May 7, 1998 in the amount of $203,000. The terms of the Note Payable include an annual interest rate of 6%, principal and accrued interest due and payable on January 31, 2001. Subsequent to December 31, 1999, Showtime Partners agreed to convert the principal and interest on this note to common stock in conjunction with a debt-restructuring plan conducted by the Company.

Royalty Expense - Related Party
A royalty agreement exists between the Company and a licensing group consisting of Showtime Partners, a shareholder, Ralph Mann, a director, officer, shareholder, and Ralph Mann Trusts 1-21, partners in Showtime Partners. Under the terms of the agreement, the Company obtained worldwide manufacturing and marketing rights to the formula, NxTrim. In exchange, the Company is obligated to pay a royalty of .00625% of net sales on the product NxTrim, after the amortization of $200,000 prepaid royalties purchased from Canyon Fitness Center. The term of the agreement is 10 years, with a 10-year renewal at the option of the licensor. The terms also include a minimum annual royalty of $25,000, and a cost of living adjustment. The company amortized the prepaid royalty of $4,412 and $11,864 in the years ended December 31, 1999 and 1998.

NOTE 7 - SUBSEQUENT EVENTS

In January 2000, the Company became a fully reporting company with the Securities and Exchange Commission. In February of 2000 Nova common shares began trading on the OTC Bulletin Board

NOVA PHARMACEUTICAL, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 7 - SUBSEQUENT EVENTS -  CONTINUED

In March 2000, the Company completed a written debt restructuring with current vendors and shareholders. The Company obtained the following concessions from vendors and shareholders:

  Conversion of shareholder debt, including
    accrued interest expense to common stock          $ 1,071,854

  Conversion of accounts payable to common stock           46,301

       Total debt converted to equity                 $ 1,118,155

  Conversion of currently due accounts payable
    To twelve month payment plan beginning June 2000    $  76,852

  Conversion of currently due accounts payable
    To eighteen month payment plan beginning June 2000    286,647

       Total current debt converted to extended
         payment terms                                  $ 363,499

NOVA PHARMACEUTICAL, INC
STATEMENT OF OPERATING EXPENSES
FOR THE YEARS ENDED DECEMBER 31,


                                                 1999         1998
Sales and Marketing
  Advertising                               $ 471,866       $ 574,095
  Commissions                                  71,298         129,959
  Promotional Expense                         145,125          84,232
  Printing                                     27,126          36,673
  Salaries                                    155,280         134,690
  Royalty Expense                              70,002               -
  Telephone Expense                            29,238          25,395

    Total Sales and Marketing               $ 969,935       $ 985,044

General and Administrative
  Allowance for Uncollectable Accounts   $     25,561       $  20,133
  Amortization Expense                         50,000          51,231
  Bank Charges                                  7,780           4,568
  Contract Services                             4,523             -
  Depreciation Expense                          9,320           5,245
  Dues and Subscriptions                        2,923             -
  Employers Tax Expense                        37,162          39,971
  Insurance Expense                           102,219          74,517
  Legal and Accounting                        154,985          63,630
  Licenses, Permits & Fees                      3,278           3,177
  Office Supplies, Postage, Office Exps        49,460          34,128
  Product Testing	                                  -            1,792
  Professional Fees - Investor Relations      534,234             -
  Rent Expense                                 52,472          27,779
  Salaries - Administration                   273,527         230,670
  Shipping Expenses                           110,684         122,345
  Travel and Trade Shows                      126,456          66,673
  Utilities                                     5,252           2,169
                                         ------------      ----------
     Total General and Administrative     $ 1,549,836       $ 748,028



See Notes to Financial Statements

(B)  Reports on Form 8-K - None

(C)  Index to Exhibits

         Articles of Incorporation incorporated by reference to Form 10-SB filed on October 13, 1999, SEC file
         No.0-30288.

3.1 Bylaws incorporated by reference to Form 10-SB filed on October 13, 1999, SEC file No. 0-30288.

3.2 Articles of Merger incorporated by reference to Form 10-S filed on October 13, 1999, SEC file No.
         0-30288.

3.3      Plan of Merger incorporated by reference to Form
         10-SB filed on October 13, 1999, SEC file No. 0-
         30288.

4.1 Registration rights for preferred shares incorporated by reference to Form 10-SB filed on October 13,1999 SEC file no. 0-30288.

9.0      Voting Trust Agreement - NONE

10.1 Employment contract - Fred Zinos incorporated by reference to Form 10-SB filed on October 13, 1999
        SEC file No. 0-30288.

10.2 Employment contract - R. Eggering incorporated by reference to Form 10-SB filed on October 13, 1999
        SEC file No. 0-30288.

10.3    Master Purchase and Sale Agreement - Sun Capital
Incorporated by reference to Form 10-SB filed on October 13, 1999 SEC file no. 0-30288.

10.4    Gold's Gym International, Inc Merchandising License
Agreement incorporated by reference to Form 10-SB filed
On October 13, 1999 SEC file no. 0-30288.

10.5    Nutripharmaceutical, Inc Manufacturing Agreement
Incorporated by reference to Form 10-SB filed on October
13, 1999 SEC file no. 0-30288.

10.6    National Broker Dealer Service Corp. Consulting
Agreement incorporated by reference to Form 10-SB
Filed on October 13, 1999 SEC file no. 0-30288.

10.7    Compass Point Group, Inc. Consulting Agreement
Investor Relations Production incorporated by reference
To Form 10-SB filed on October 13, 1999 SEC file no.
0-30288.

10.8    Compass Point Group, Inc. Consulting Agreement
Investor Relations incorporated by reference
To Form 10-SB filed on October 13, 1999 SEC file no.
        0-30288.

10.9   Note Payable to Showtime Partners, Shareholder
With Amendments incorporated by reference to Form 10-SB
Filed on October 13, 1999 SEC file no. 0-30288.

10.10   Note Receivable Dr. Carlos Schmidt, M.D., Director
Incorporated by reference to Form 10-SB dated October
13, 1999 SEC file no. 0-30288.

10.11   Note Payable Ralph Mann incorporated by reference to
Form 10-SB dated October 13, 1999 SEC file no. 0-30288.

10.12   License and Royalty Agreement - NxTrim incorporated by
Reference to Form 10-SB dated November 24, 1999 SEC file
No. 0-30288.

10.13   Share Purchase Agreements - Diana Snow Trust & Gerald
Romero Trust


27      Financial Data Schedule

                     Signature

BY:     /S/ Ralph Mann
        ----------------------
        Ralph Mann, Chief Executive Officer,
        Director,

Dated:  March 31, 2000