Form 10QSB
period 2000-03-31
NOVA PHARMACEUTICAL INC
filed 2000-05-15
CIK 1089612

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


                          FORM 10Q-SB

         Quarterly Report Under Section 13 or 15 (d) of
             The Securities Exchange Act of 1934

                  NOVA PHARMACEUTICAL, INC.
    (Exact name of registrant as specified in its charter)

For the Quarter Ended                         Commission File Number
   March 31, 2000                                 0001089612

                             NEVADA
                     (State of Incorporation)

                           51-0380412
              (I. R. S. Employer Identification Number)

                   31712 CASINO DRIVE SUITE 7B
                     LAKE ELSINORE, CA 92530
                (Address of principal executive offices)

                           909-245-4657
                   (Registrant's telephone Number)

       Securities registered pursuant to Section 12 (b) of the Act:

                               NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES ( X )   NO (  )

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of March 31, 2000, 15,508,741 shares of common stock were outstanding.

                     NOVA PHARMACEUTICAL, INC
                        TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements                         PAGE

          Balance Sheets - March 31, 2000 and           3
          December 31, 1999

          Statements of Operations and Accumulated
          Deficit for the Quarters ended March 31,
          2000 and 1999                                 4

          Statements of Cash Flows for the Quarters
          Ended March 31, 2000 and 1999                 5

          Notes to Financial Statements                 7

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                              x

PART II

Item 1.  Legal Proceedings                              x

Item 2.  Changes in Securities and Use of Proceeds      x
Item 4.  Submission of Matters to a Vote of
         Security Holders                               x

Item 5.  Other Information                              x

Item 6.  Exhibits and Reports on Form 8-K               x

NOVA PHARMACEUTICAL, INC.
BALANCE SHEETS
(Unaudited)

                              Assets

                                          Mar 31, 2000     Dec 31, 1999
Current Assets
  Cash                                      $         0     $  23,928
  Accounts Receivable, Net                       83,325       130,292
  Inventory                                      35,172        72,548
  Prepaid Expenses                            1,551,514       256,425
  Other Receivables - Related Party              15,000        15,000
  Debt Restructuring Trust Fund                 722,120             0
                                            -----------     ---------
       Total Current Assets                   2,407,131       498,193

Property and Equipment                           43,116        45,700

Other Assets
  Formulations                                  422,500       430,000
  Prepaid Royalties                             183,215       183,724
  Prepaid Licensing                             255,000       260,000
  Refundable Deposits                             6,089         6,089
                                            -----------     ---------
Total Other Assets                              866,804       879,813
                                            -----------     ---------
Total Assets                                 $3,317,051    $1,423,706
                                            ===========    ==========

Liabilities and Stockholders' Equity

Current Liabilities
  Current Portion of Long Term Debt          $        0    $    5,000
  Accounts Payable and
    Accrued Expenses                            964,570     1,183,083
                                              ---------     ---------
Total Current Liabilities                       964,570     1,188,083

Long Term Debt - Related Party                   17,648     1,011,497

Stockholders' Equity
 Common Stock $.001 Par Value, 100,000,000
 Shares Authorized, 15,508,741 and
 12,715,282 shares issued in 2000 and 1999
 respectively                                    15,509        12,715
 Additional Paid in Capital                   6,558,948     2,317,577
 Accumulated Deficit                         <4,239,624>   <3,106,166>
                                            -----------    ----------
Total Stockholders' Equity <Deficit>          2,334,833      <775,874>
                                            ----------      ---------
Total Liabilities and Stockholders' Equity   $3,317,051    $1,423,706
                                            ===========    ==========

See Notes to Financial Statements

NOVA PHARMACEUTICAL, INC.
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

                                            For the Three Months Ended
                                          March 31,2000   March 31, 1999
                                            ---------      ----------
Revenues                                    $ 166,399     $   461,136

Cost of Sales
  Beginning Inventory                          72,548          66,751
  Direct Labor                                  5,574          10,932
  Purchases                                    29,472         116,038
  Total Available                             107,594         193,721
  Less: Ending Inventory                     < 35,172>        <53,072>
                                            ---------        --------
Total Cost of Sales                            72,422         140,649
                                            ---------        --------
Gross Profit                                   93,977         320,487

Operating Expenses
  Sales and Marketing                         102,568         389,443
  General and Administrative                  588,977         233,152
  Royalty Expense - Related Party                 510           2,017
                                            ---------       ---------
Total Operating Expenses                      692,055         624,612
                                            ---------       ---------
  Interest Expense                            519,739         233,999
  Interest Expense - Related Party             15,641          11,331
  Write Off Deferred Organizational
     Expense                                                    7,375
                                            ---------       ---------
   Total                                      535,380         252,705

Loss Before Provision for Income Taxes     <1,133,458>       <556,830>

Provision for Income Taxes                          0               0
                                            ---------        -------
Net Loss                                   <1,133,458>       <556,830>
                                            =========        =======
Deficit, Beginning of Period               <3,106,166>       <582,184>

Accumulated Deficit, End of Period        $<4,239,624>    $<1,139,014>

Net Loss per Share                            $ <0.07>       $ <0.04>

Weighted Average Shares Outstanding 15,508,741 in 2000, and 12,505,827 in 1999.


See Notes to Financial Statements

NOVA PHARMACEUTICAL, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

                                             For the Three Months Ended
                                            March 31, 2000 March 31, 1999
Cash Flows from Operating Activities:
Net Loss                                     $(1,133,458)   $(556,830)
Adjustments to Reconcile Net Income to
 Net Cash Used by Operating Activities
  Depreciation                                     2,584        2,003
  Other Asset Amortization                        13,009       12,500
  Non-Cash Expenses
    Consulting Fees exchanged for Common Stock   558,147            0
    Write Off Deferred Organization Expense            0        7,375
    Imputed Interest Expense on Debt Conversion
      To Common Stock                            376,372      214,286
  Change in Assets and Liabilities
  (Increase) Decrease in:
    Accounts Receivable                           46,967      157,935
    Inventory                                     37,376       13,679
    Prepaid Expenses                             <51,720>      36,823
    Other Receivable                                   0          474
    Other Assets                                       0        2,016
  Decrease in:
    Accounts Payable and Accrued Expenses        <120,853>   <121,545>
                                                 --------    --------
Net Cash Used by Operating Activities            <271,576>   <231,284>

Cash Flow from Investing Activities
  Purchase of Property and Equipment                    0      <5,884>
                                                 --------     -------
Net Cash Used by Investing Activities                   0      <5,884>

Cash Flow from Financing Activities
  Debt Financing                                   22,648     168,884
  Issuance of Common Stock                        225,000           0
                                                 --------     -------
Net Cash Provided from Financing Activities       247,648     168,884
                                                 --------     -------
Net Increase (Decrease) in Cash                   <23,928>    <68,284>

Cash at Beginning of Period                        23,928     103,644
                                                 --------    --------
Cash at End of Period                         $         0  $   35,360
                                                =========    ========

Supplemental Disclosure:
  Interest Paid                               $     9,008  $   31,014
                                                =========    ========



See Notes to Financial Statements










NOVA PHARMACEUTICAL, INC.
STATEMENT OF CASH FLOWS - (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(Unaudited)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

On March 31, 1999 the Company exchanged 204,082 shares of common stock for $500,000 long term debt to a shareholder. The difference between the carrying value of the debt and the market value of the shares
($214,286) was recorded as interest expense.

In the 3 months ended March 31, 1999 the Company issued 7,200 shares of common stock for investor relation services. The shares were recorded at a market value $21,700, and either expensed, or deferred as a prepaid expense, depending on the terms of the related contracts.

In the 3 months ended March 31, 2000, the Company issued 1,061,666 shares of common stock for legal and investor relation services. The shares were recorded at a market value $1,741,516, and either expensed, or deferred as a prepaid expense, depending on the terms of the related contracts.

The Company executed a voluntary debt restructuring program which was finalized in March of 2000. In conjunction with this restructuring, the Company exchanged 807,853 shares of common stock for $1,494,528 long term debt to shareholders and trade debt to the Company's vendors. The difference between the carrying value of the debt and the market value of the shares ($376,372) was recorded as interest expense.

In March of 2000, the board of directors established the Nova
Pharmaceutical Debt Restructuring Trust Fund for the sole purpose of selling shares of the Company's common stock to pay restructured trade debt. The debt undertaken by the trust totaled $703,620, plus an additional $18,500 for trust expenses. This amount was funded on March 31, 2000 by Nova through a contribution to the trust of 390,335 shares of Nova's common stock. The market value of the stock contributed to the trust was recorded as a current asset. The liabilities undertaken by the trust were retained on the balance sheet.

In March of 2000, the Company issued 343,605 shares of common stock to shareholders to compensate them for shares contributed to the investor investor relation consultants on behalf of the Company in the previous fiscal year. An entry of $515,408 was made to reduce paid in capital for the market value of the shares issued.


See Notes to Financial Statements








NOVA PHARMACEUTICAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(Unaudited)


NOTE 1 - DESCRIPTION OF BUSINESS

Nova Pharmaceutical, Inc. ("the Company" or "Nova") was incorporated under the laws of the State of Nevada. The Company markets a line of weight loss, health, and sports enhancement supplement products. The products are manufactured and packaged on a contract basis by others.
The Company maintains executive and sales offices at Lake Elsinore, California.

The accompanying unaudited financial information of Nova
Pharmaceutical, Inc. as of March 31, 2000, and for the three months ended March 31, 2000 and 1999 has been prepared in accordance with the instructions to form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the entire year.
These financial statement and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999 included in the Company's Form 10K-SB filing.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At
March 31, we had no cash and cash equivalents and working capital of $1.4 million. We generated a net loss of $582 thousand for the fiscal year ended December 31, 1998, $2.4 million for the year ended December
31, 1999, and $1.1 million for the quarter ended March 31, 2000.
Because of the advertising and promotion investment required to expand nationally, we are anticipating net losses to continue for the remainder of fiscal 2000. Nova will require a significant amount of capital to continue our planned operations. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance our anticipated losses and planned principal operations.

Nova has obtained written commitments from major shareholders to purchase up to $1.5 million of additional SEC Rule 144 restricted common shares. The purchase commitment is for stock purchases during the period February 14th to May 31st 2000. Purchase commitment is contingent upon Nova's ability to create an active market for Nova's common stock on the OTC Bulletin Board. An active market is defined as average daily trading volume of 10-20 thousand shares per day.

In the event Nova receives minimal or no proceeds from these efforts, Nova will seek alternative funding sources and would adjust expenditures required for implementing our planned operations. However these factors, among others, may indicate that Nova would be unable to continue as a going concern for a period of time in excess of six months from the date of this filing.

NOTE 3 - DEBT RESTRUCTURING PLAN

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






NOVA PHARMACEUTICAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(Unaudited)


NOTE 5 - DEBT RESTRUCTURING PLAN (CONTINUED)

Conversion of currently due accounts payable
    To twelve month payment plan beginning June 2000    $  76,852

  Conversion of currently due accounts payable
    To eighteen month payment plan beginning June 2000    286,647

       Total current debt converted to extended
         payment terms                                  $ 363,499

As of March 31, 2000, Nova had not been successful in obtaining the additional capital.  In the board of directors' opinion, Nova would not be able to attract additional capital, and reestablish a positive cash flow by the time the restructured debt payments were to begin in
June of 2000.  Therefore, the board of directors established the Nova
Pharmaceutical Debt Restructuring Trust Fund.  This trust has received shares of common stock from Nova for the sole purpose of selling the shares to pay restructured trade debt over an 18 month period beginning June 1, 2000.  The trust fund is an irrevocable
trust, managed by a trustee completely independent of Nova.   The
restructured trade debt undertaken by the trust totaled $703,620, with an additional $18,500 provided for trust expenses. This amount was funded on March 31, 2000 by Nova through a contribution of 390,335 shares of common stock.  The value of the common stock was based on the closing price of $1.85 per share on the OTC Bulletin Board,
March 31, 2000.  Nova will file a SB-2 registration statement to register the trust share for trading on the OTC Bulletin Board.

NOTE 4 - INCREASE IN AUTHORIZED COMMON AND PREFERRED STOCK

On January 4, 2000, the shareholders approved a change to the Articles of Incorporation to increase the number of authorized common shares to 100,000,000 and to increase the number of authorized preferred shares to 25,000,000.

NOTE 5 - STOCK OPTION PLAN

In January of 2000, the Company's shareholders approved a Stock
Option plan. Under this plan, 2,000,000 shares of common stock have been reserved for issuance according to the following terms:

  - The purpose of the plan is to aid as an incentive to attracting and retaining employees and consultants whose services are considered valuable to the Company.
  - The plan is effective as of January 4, 2000 and shall expire on January 4th of 2010.
  - The Company's Board of Directors is empowered to designate plan participants and to determine the provisions and terms of the options granted within the general guidelines of the plan.
  - Eligible persons are Officers, Directors, full and part-time employees of Nova, or any person or corporation not employed by the Company, but performing services to the Company.
  - Option price shall be no less than 85% of the fair market value on date of issue.
  - The exercise period shall be a term of not more than 10 years from date of granting, but shall automatically terminate upon termination of employees employment with the Company.

On January 4 of 2000, the Board approved options for four employees to purchase 650,000 shares of common stock at the then market price of $.15 per share. The options may be exercised over five years with a maximum of 20% per Year.










NOVA PHARMACEUTICAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(Unaudited)


NOTE 5 - STOCK OPTION PLAN (CONTINUED)

In February of 2000, the Company filed an S-8 registration statement with the Securities and Exchange Commission to register the 2,000,000 shares provided for in the stock option plan.

On March 31, 2000, the Board approved options for three attorneys to purchase 90,000 shares of common stock at the then market price of $1.94 per share. The shares were tendered in exchange for legal services amounting to $174,600.

NOTE 6 - SHARES CONTRIBUTED TO THE COMPANY'S CONSULTANTS BY
         SHAREHOLDERS

In March of 2000, the Company issued 343,605 shares of common stock to shareholders to compensate them for shares contributed to investor relation consultants on behalf of the Company in the previous fiscal year. These shares had been contributed to the Company's consultants by the shareholders with no requirement for compensation.
At that time, both the Company and the shareholders were operating under the assumption that no significant additional shares would be requested by the Company. In the first quarter of 2000, the Company has continued to request additional assistance from the shareholders in compensating consultants, therefore, the shareholders have requested, and the Company has agreed to compensate the shareholders for past contributions. An entry of $515,408 was made to reduce paid in capital for the market value of the shares issued.

NOTE 7 - SALE OF COMMON STOCK TO SHAREHOLDER

In March of 2000, a shareholder sold shares of Nova stock at a discount in order to provide for imminent cash needs of the Company. The Company issued 150,000 shares of Common Stock at a market value of $225,000 to replace the shares sold by the shareholder. A difference of $150,000 between the proceeds tendered to the Company from the shareholder sale, and the market value of the shares issued was recorded as interest expense.

NOTE 8 - RELATED PARTY TRANSACTIONS

Notes Payable - Related Party
Ralph Mann exchanged a note payable for shares of preferred stock on May 7, 1998. The principal balance of the Note was $5,000 at March 31, 2000, and accrued interest on the note totaled $495. On
March 31, 2000, the Company converted the principal and interest on this note to common stock in conjunction with a debt restructuring plan conducted by the Company.

Notes Payable - Related Party
Ralph Mann, officer, director, and shareholder, has lent Nova money for operating funds under a note payable agreement. The principal balance of the Note was $650,400 at March 31, 2000 and accrued interest payable totaled $19,239. On March 31, 2000, the Company converted the principal and interest on this note to common stock in conjunction with a debt restructuring plan conducted by the Company.

Notes Payable - Related Party
Showtime Partners, shareholder, has lent Nova money for operating funds under a note payable agreement.  Showtime Partners is a general partnership consisting of 21 irrevocable trusts whose beneficiaries are all related to Ralph Mann, shareholder, officer and director of the
Company.  The principal balance of the Note was $361,097 at March 31,
2000, and accrued interest expense totaled $35,623.   On March 31,
2000, the Company converted the principal and interest on this note to common stock in conjunction with a debt restructuring plan conducted by the Company.






Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At
March 31, 2000, we had no cash and cash equivalents of and working capital of $1.4 million. We generated a net loss of $582 thousand for the fiscal year ended December 31, 1998, a net loss of $2.4 million for the year ended December 31, 1999, and a net loss of $1.1 million for the quarter ended March 31, 2000. Because of the advertising and promotion investment required to expand nationally, we are anticipating net losses to continue for the first remainder of fiscal
2000. Nova will require a significant amount of capital to continue our planned operations. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance our anticipated losses and planned principal operations.

Nova has successfully concluded a written debt restructuring plan in which $1,118,155 of shareholder and vendor debt was agreed to be converted into common stock, and $363,499 of past due vendor debt was agreed to be converted to payment plans over 12 to 18 months beginning
June 1, 2000. In order to meet required payments to all vendors, Nova must raise additional capital, and reestablish a positive cash flow from continuation of the advertising and support for it's brands.

As of March 31, 2000, Nova had not been successful in obtaining the additional capital.  In the board of directors' opinion, Nova would not be able to attract additional capital, and reestablish a positive cash flow by the time the restructured debt payments were to begin in
June of 2000.  Therefore, the board of directors established the Nova
Pharmaceutical Debt Restructuring Trust Fund.  This trust has received shares of common stock from Nova for the sole purpose of selling the shares to pay restructured trade debt over an 18 month period beginning June 1, 2000.  The trust fund is an irrevocable trust,
managed by a trustee completely independent of Nova.   The
restructured trade debt undertaken by the trust totaled $703,620, with an additional $18,500 provided for trust expenses. This amount was funded on March 31, 2000 by Nova through a contribution of 390,335 shares of common stock.  The value of the common stock was based on the closing price of $1.85 per share on the OTC Bulletin Board, March
31, 2000.

Nova has obtained written commitments from major shareholders to purchase up to $1.5 million of additional SEC Rule 144 restricted common shares. The purchase commitment is for stock purchases during the period February 14th to May 31st 2000. Purchase commitment is contingent upon Nova's ability to create an active market for Nova's common stock on the OTC Bulletin Board. An active market is defined as average daily trading volume of 10-20 thousand shares per day.

During late 1999 and the first quarter of 2000, Nova has established a group of investor relation consultants who are substantially compensated with Nova's common stock. This group is poised to execute an extensive investor relation program, which will educate potential investors about what Nova believes to be excellent business opportunities - the product NxTrim, and the Gold's Gym Nutrition line of products. Should these consultants be successful in generating an active market for Nova's stock on the OTC Bulletin Board, Nova's shareholders have committed to purchasing up to $1.5 million dollars of Nova's common stock. In addition, Nova's Debt Restructuring Trust would then be able to reduce Nova's excess trade debt.

In the event Nova receives minimal or no proceeds from these efforts, Nova will seek alternative funding sources and would adjust expenditures required for implementing our planned operations. However these factors, among others, may indicate that Nova would be unable to continue as a going concern for a period of time in excess of six months from the date of this filing.

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

In the three months ended March 31, 2000, Nova used cash from operations in the amount of $272 thousand. The funding for this investment has been obtained through increased long term borrowing from major shareholders of $23 thousand, and from the sale of stock in the amount of $225 thousand. In the quarter ended March 31, 2000, accounts receivable was reduced by $47 thousand as a result of lower sales in 2000 versus 1999. In the same period accounts payable was decreased by $121 thousand due to the need to reduce past due liabilities.

In the three months ended March 31, 2000, non cash consulting expenses totaled $558 thousand due to issuance of common stock in payment for outside services performed. In addition, non cash interest expense was recorded in the amount of $376 thousand due to concessions made in the debt restructuring exchange of common stock for shareholderloans and vendor payables.

In the three months ended March 31, 1999, Nova used cash from operations in the amount of $231 thousand. The funding for this investment has been obtained through increased long term borrowing from major shareholders of $169 thousand, and through a reduction in cash in the amount of $68 thousand. In the quarter ended March 31, 1999, accounts receivable was reduced by $158 thousand as a result of lower sales in 1999 versus 1998. In the same period accounts payable was decreased by $122 thousand due to the need to reduce past due liabilities.

In March of 1999, Nova exchanged common stock for shareholder debt. A non cash expense of $214 thousand was recorded for the excess of market value of the stock over the face value of the debt exchanged.

Results of Operations

Revenues for the three months ended March 31, 2000 totaled $166 thousand, a decrease of $295 thousand from the same period in the prior year. The revenue decline is due to the reduction of advertising and promotion funding related to delay in obtaining additional capital to support the planned national expansion programs.

Gross profit for the quarter ended March 31, 2000 totaled $72 thousand, a decrease of $69 thousand from the same period in the prior year. Reduction of revenues substantially caused the gross profit decline. Gross profit margin declined on a percentage basis due to added cost of sales related to a "Buy one, Get one free" promotional event featured in the current year.

Selling and marketing expenses totaled $103 thousand in the quarter ended March 31, 2000, a decline of $287 thousand from the same period
in 1999.   Advertising in the first quarter of 2000 totaled only $3
thousand, $287 less than the previous year.  The national advertising program was halted due delay in obtaining additional capital for continued expansion, resulting in reduced sales in both existing and new markets.

General and Administrative expenses totaled $589 thousand in the quarter ended March 31, 2000, an increase of $356 thousand from the same period in 1999. The increase is due to legal, accounting and consulting fees of $363 thousand related to seeking funding in the public markets, preparing SEC documents, and to investor relations consulting. The professional fees noted above were funded by issuance of common stock.

Interest expense totaled $535 thousand in the quarter ended March 31, 2000, an increase of $290 thousand over the prior year. The increase is due to imputed interest expense of (i)$376 thousand from the conversion of debt to common stock in conjunction with the debt restructuring program, (ii) $150 thousand imputed interest expense on the replacement of common stock to a shareholder who sold his stock at a substantial discount in order to provide for the Company's imminent operating cash requirements, and (iii) offset by $214 thousand in imputed interest in 1999 due to conversion of shareholder debt into common stock.

The provision for income taxes reflects minimum tax payment requirements. The tax benefit of operating losses from inception to March 31, 2000 has not been recorded. Recognition of any tax benefits from losses will be delayed until such time as Nova's operating results indicate the ability to take advantage of the losses through future earnings.

During the quarter ended March 31, 1999, revenues were strong as a result of increasing distribution to new customers, and repeat sale to existing customers. These sales were substantially resulting from a strong advertising program in the quarter.

For the fiscal year ended March 31, 1999, cost of sales as a percent of revenues was lower because no significant promotional allowances, which reduce net sales, were required due to the strong advertising program in the quarter.

During the quarter ended March 31, 1999, sales and marketing expenses were high due to the hiring of an experienced Senior Vice President of Sales and Marketing and a sales staff capable of managing the national network of brokers.

General and Administrative expenses were high in the quarter ended
March 31, 1999 because the Company was building the infrastructure required to support the planned rapid revenue growth.

The provision for income taxes reflects minimum tax payment requirements. The tax benefit of operating losses from inception to March 31, 1999 had not been recorded. Recognition of any tax benefits from losses have been delayed until such time as Nova's operating results indicate the ability to take advantage of the losses through future earnings.

For the three months ended March 31, 2000 and 1999, Nova incurred losses of $1.1 million and $557 thousand respectively. In 2000 Nova has expended significant amounts for investment counseling fees to raise additional capital, for investor relations fees in order to communicate to potential shareholders the growth opportunity in Nova, and for imputed interest expense related to a successful debt restructuring program. In 1999, Nova has reflected losses in the results of operations due to the advertising and promotional expenditures to build brand equity, and due to the selling and administrative expenditures necessary to build the organizational infrastructure required to accomplish Nova's aggressive growth plans.

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




PART II

Item 1.  Legal Proceedings

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

Item 2.  Changes in Securities

Change in Number of Shares Authorized

On January 4, 2000, the shareholders approved a change to the Articles of Incorporation to increase the number of authorized common shares to 100,000,000, and to increase the number of authorized preferred shares to 25,000,000.

Recent Sales of Unregistered Securities

Following is a summary of sales of unregistered securities for the first three months of 2000. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

                                     Shares            Value
Transaction Description              Issued           Received

Sale of 144 restricted common
  stock for cash                     150,000        $   75,000

Exchange of 144 restricted
  common stock for debt            1,198,188          2,216,648

Exchange of 144 restricted
  common stock for consulting
  and legal expenses               1,355,271          2,142,324

The above transactions qualified for exemption from registration under Sections 3(b) or 4(2) of the Securities Act of 1933. Private placements for cash were non-public transactions. The Company believes that all such investors are either accredited or, either alone or with their purchaser representative , have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the prospective investment.

Stock Option Plan

In January of 2000, the Company's shareholders approved a Stock
Option plan. Under this plan, 2,000,000 shares of common stock have been reserved for issuance. On January 4th of 2000, the Board approved options for four employees to purchase 650,000 shares of common stock at the then market price of $.15 per share. The options may be exercised over five years with a maximum of 20% per year. In
February of 2000, the Company filed an S-8 registration statement with the Securities and Exchange Commission to register the 2,000,000 shares provided for in the stock option plan. On March 31, 2000, the Board approved options to purchase 90,000 shares of common stock at the then market price of $1.94 per share. The shares were tendered in exchange for legal services amounting to $174,600.

Item 4.  Submission of Matters to a Vote of Security Holders

On January 4, 2000, a special meeting of shareholders was held.
Shareholders present for the meeting held 10,204,082 shares, or 80% of the outstanding shares common stock. The shareholders present unanimously approved the following issues:

  The number of common shares authorized was increased from 25,000,000 to 100,000,000. The number of authorized preferred shares was increased from 10,000,000 to 25,000,000.

  The Nova Pharmaceutical, Inc. 2000 Non-Statutory Stock Option Plan was approved as presented by the Board of Directors.

  The language of the May 20, 1999 Shareholders Meeting minutes was amended as follows: "Resolved that the By Laws of the Corporation shall be amended to increase the number of Directors to up to seven
  Directors.

Item 6.  Exhibits and Reports on Form 8-K

NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

NOVA PHARMACEUTICAL, INC.

Date:  May 10, 2000             By: RALPH MANN
                                    ----------------------------
                                    Ralph Mann, President & Chief
                                    Executive Officer



