Form 10QSB
period 2000-06-30
NOVA PHARMACEUTICAL INC
filed 2000-08-16
CIK 1089612

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


                          FORM 10Q-SB

         Quarterly Report Under Section 13 or 15 (d) of
             The Securities Exchange Act of 1934

                  NOVA PHARMACEUTICAL, INC.
    (Exact name of registrant as specified in its charter)

For the Quarter Ended                         Commission File Number
   June 30, 2000                                 0001089612

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

As of June 30, 2000, 17,732,720 shares of common stock were outstanding.

                     NOVA PHARMACEUTICAL, INC
                        TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements                           PAGE

          Balance Sheets - June 30, 2000 and             3
          December 31, 1999

          Statements of Operations and Accumulated
          Deficit for the Six Months ended June 30
          2000, and 1999 and for Quarters ended
          June 30, 2000 and 1999                         4


          Statements of Cash Flows for the Six Months
          Ended June 30, 2000 and 1999                   5

          Notes to Financial Statements                  7

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                               11

PART II

Item 1.  Legal Proceedings                               14

Item 2.  Changes in Securities and Use of Proceeds       14

Item 4.  Submission of Matters to a Vote of
         Security Holders                               15

Item 6.  Exhibits and Reports on Form 8-K               15

NOVA PHARMACEUTICAL, INC.
BALANCE SHEETS
(Unaudited)

                              Assets

                                          June 30, 2000    Dec 31, 1999
Current Assets
  Cash                                      $     4,220     $  23,928
  Accounts Receivable, Net                       20,033       130,292
  Inventory                                     130,596        72,548
  Prepaid Expenses                              540,233       256,425
  Other Receivables - Related Party              15,000        15,000
  Debt Restructuring Trust Fund                  60,999             0
                                            -----------     ---------
       Total Current Assets                     771,081       498,193

Property and Equipment                           40,532        45,700

Other Assets
  Formulations                                  415,000       430,000
  Prepaid Royalties                             183,054       183,724
  Prepaid Licensing                             250,000       260,000
  Refundable Deposits                             6,089         6,089
                                            -----------     ---------
Total Other Assets                              854,143       879,813
                                            -----------     ---------
Total Assets                                 $1,665,756    $1,423,706
                                            ===========    ==========

Liabilities and Stockholders' Equity

Current Liabilities
  Current Portion of Long Term Debt          $        0    $    5,000
  Accounts Payable and
    Accrued Expenses                          1,105,817     1,183,083
                                              ---------     ---------
Total Current Liabilities                     1,105,817     1,188,083

Long Term Debt - Related Party                   75,715     1,011,497

Stockholders' Equity
 Common Stock $.001 Par Value, 100,000,000
 Shares Authorized, 17,732,720 and
 12,715,282 shares issued in 2000 and 1999
 respectively                                    17,732        12,715
 Additional Paid in Capital                   7,464,460     2,317,577
 Accumulated Deficit                         (6,997,968)   (3,106,166)
                                            -----------    ----------
Total Stockholders' Equity <Deficit>            484,224      (775,874)
                                            ----------      ---------
Total Liabilities and Stockholders' Equity   $1,665,756    $1,423,706
                                            ===========    ==========

See Notes to Financial Statements

NOVA PHARMACEUTICAL, INC.
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

                      For the Six    For the Six   For the Three  For the Three
                     Months Ended   Months Ended  Months Ended   Months Ended
                      June 30, 2000  June 30, 1999 June 30, 2000  June 30, 1999
                       ----------     -----------    -----------   -----------
Revenues                $ 149,663     $   619,035    $  (16,736)   $   157,899

Cost of Sales
  Beginning Inventory      72,548          66,751         35,172        72,548
  Direct Labor             10,319          22,270          4,745        11,338
  Purchases               130,831         182,654        101,359        30,351
  Total Available         213,698         271,675        141,276       114,237
  Less: Ending Inventory (130,596)        (66,289)      (130,596)      (53,072)
                         ---------        --------       --------      -------
Total Cost of Sales        83,102         205,386         10,680        61,165
                         ---------        --------       --------      -------
Gross Profit               66,561         413,649        (27,416)       96,734

Operating Expenses
  Sales & Marketing       187,700         622,154         85,131       206,925
  General &
    Administrative      2,452,551         720,145      1,863,574       516,341
  Royalty Expense
    Related Party             671           3,998            161         1,991
                        ---------       ---------      ----------      -------
Total Operating Expenses
                        2,640,922       1,346,297      1,948,866       725,257

Non Operating Expenses
  Interest Expense        264,319          38,891        119,239        13,753
  Interest Expense
    Related Party         392,002         231,523          1,702        11,331
  Write Off Deferred
    Organizational Expense                  7,375
  Market Value Loss
   Debt Restructuring
   Trust Fund             661,121                        661,121
                        ---------       ---------       --------      --------
Total Non Operating
  Expenses              1,317,441         277,789        782,062        25,084

                        ---------       ---------       --------      --------
Loss Before Income
  Tax Provision        (3,891,802)     (1,210,437)    (2,758,344)     (653,607)

Provision for
  Income Taxes                  0           1,600              0         1,600
                       -----------       ----------    -----------    ---------
Net Loss               (3,891,802)     (1,212,037)    (2,758,344)     (655,207)
                       ===========      ===========    ===========    =========
Deficit, Beginning
  of Period            (3,106,166)       (582,184)    (4,239,624)   (1,139,014)

Accumulated Deficit,
  End of Period       $(6,997,968)    $(1,794,221)    (6,997,968)  $(1,794,221)

Net Loss per Share     $  (.25)         $ (.10)         $(.16)        $(.05)

Weighted Average Shares Outstanding
 Fully Diluted         15,737,894      12,622,340     17,179,352    12,738,853






See Notes to Financial Statements

NOVA PHARMACEUTICAL, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

                                               For the Six Months Ended
                                             June 30, 2000   June 30, 1999
Cash Flows from Operating Activities:
Net Loss                                     $(3,891,802)     $(1,212,037)
Adjustments to Reconcile Net Income to
 Net Cash Used by Operating Activities
  Depreciation                                     5,168            4,105
  Other Asset Amortization                        25,670           29,008
  Non-Cash Expenses
    Consulting Fees exchanged for Common Stock 2,130,085          243,981
    Write Off Deferred Organization Expense            0            7,375
    Imputed Interest Expense on Debt Conversion
      To Common Stock                            630,990          214,286
  Market Value Decline in Trust Fund             661,121
  Change in Assets and Liabilities
  (Increase) Decrease in:
    Accounts Receivable                          110,259          350,651
    Inventory                                    (58,048)             462
    Prepaid Expenses                              74,383           30,482
    Other Receivable                                   0              736
    Other Assets                                       0           (2,500)
   Increase (Decrease) in:
    Accounts Payable and Accrued Expenses        111,951          (95,945)
                                                --------          --------
Net Cash Used by Operating Activities           (200,223)        (429,396)

Cash Flow from Investing Activities
  Purchase of Property and Equipment                    0          (5,884)
                                                 --------          -------
Net Cash Used by Investing Activities                   0          (5,884)

Cash Flow from Financing Activities
  Debt Financing                                  180,515         440,623
                                                 --------         -------
Net Cash Provided from Financing Activities       180,515         440,623
                                                 --------         -------
Net Increase (Decrease) in Cash                   (19,708)          5,343

Cash at Beginning of Period                        23,928         103,644
                                                 --------        --------
Cash at End of Period                         $     4,220     $   108,987
                                                =========        ========

Supplemental Disclosure:
  Interest Paid                               $   656,321     $   270,414
                                                =========        ========



See Notes to Financial Statements










NOVA PHARMACEUTICAL, INC.
STATEMENT OF CASH FLOWS - (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(Unaudited)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

On March 31, 1999 the Company exchanged 204,082 shares of common stock for $500,000 long term debt to a shareholder. The difference between the carrying value of the debt and the market value of the shares
($214,286) was recorded as interest expense.

In the 6 months ended June 30, 1999 the Company issued 49,057 shares of common stock for investor relation services. The shares were recorded at a market value of $171,699, and either expensed, or deferred as a prepaid expense, depending on the terms of the related contracts.

In the 6 months ended June 30, 1999, shareholders contributed shares of common stock for consulting services related to SEC filings and investor relation services. The shares were recorded at market value of $452,906, and either expense or deferred as a prepaid expense depending on the terms of the related contracts.

In the six months ended June 30, 1999 the Company accrued $45,000 and issued
100,000 shares of common stock in exchange for services related to the sale of stock and for the subsequent 15c211 registration of that stock in March
1999.	The common shares were issued at a market value of $350,000. An entry was made to reduce paid in capital for both the amount accrued and the market value of the common stock.

In the 6 months ended June 30, 2000, the Company issued 2,127,616 shares of common stock for sales, legal and investor relation services. The shares were recorded at a market value $2,582,486, and either expensed, or deferred as a prepaid expense, depending on the terms of the related contracts.

The Company executed a voluntary debt restructuring program. In conjunction with this restructuring, the Company exchanged 2,155,882 shares of common stock for $1,717,795 debt to shareholders and trade debt to the Company's vendors.
The difference between the carrying value of the debt and the market value of the shares ($630,990) was recorded as interest expense.

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

As of June 30, 2000, the market value of the Company's common stock in the Debt Restructuring Trust Fund had declined $661,121. A non operating expense was recorded for the decline in value.

In March of 2000, the Company issued 343,605 shares of common stock to shareholders to compensate them for shares contributed to the investor investor relation consultants on behalf of the Company in the previous fiscal year. An entry of $515,408 was made to reduce paid in capital for the market value of the shares issued.


See Notes to Financial Statements








NOVA PHARMACEUTICAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(Unaudited)


NOTE 1 - DESCRIPTION OF BUSINESS

Nova Pharmaceutical, Inc. ("the Company" or "Nova") was incorporated under the laws of the State of Nevada. The Company markets a line of weight loss, health, and sports enhancement supplement products. The products are manufactured and packaged on a contract basis by others.
The Company maintains executive and sales offices at Lake Elsinore, California.

The accompanying unaudited financial information of Nova
Pharmaceutical, Inc. as of June 30, 2000, and for the six months ended June 30, 2000 and 1999 has been prepared in accordance with the instructions to form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of financial position at such date and the operating results and cash flows for such periods. Operating results for the six months ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999 included in the Company's Form 10K-SB filing.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June
30, we had cash and cash equivalents of $4,220 and a negative working capital of $335 thousand. We generated a net loss of $582 thousand for the fiscal year ended December 31, 1998, $2.5 million for the year ended December 31, 1999, and $3.9 million for the six months ended
March 31, 2000. Because of the advertising and promotion investment required to expand nationally, we are anticipating net losses to continue for the remainder of fiscal 2000. Nova will require a significant amount of capital to continue our planned operations.
Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance our anticipated losses and planned principal operations.

Nova is preparing a 506d Private Placement Memorandum in order to raise sufficient capital to manage current cash flow problems and to invest in the expansion of Nova's brands.

In the event Nova receives minimal or no proceeds from these efforts, Nova will seek alternative funding sources and would adjust expenditures required for implementing our planned operations. However these factors, among others, may indicate that Nova would be unable to continue as a going concern for a period of time in excess of six months from the date of this filing.

NOTE 3 - DEBT RESTRUCTURING PLAN

In the six months ended June 30, 2000, the Company completed a written debt restructuring with current vendors and shareholders. The Company obtained the following concessions from vendors and shareholders:

  Conversion of shareholder debt, including
    accrued interest expense to common stock          $ 1,628,375

  Conversion of accounts payable to common stock           89,420

       Total debt converted to equity                 $ 1,717,795










NOVA PHARMACEUTICAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
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

As of March 31, 2000, Nova had not been successful in obtaining the additional capital.  In the board of directors' opinion, Nova would not be able to attract additional capital, and reestablish a positive cash flow by the time the restructured debt payments were to begin in
June of 2000.  Therefore, the board of directors established the Nova
Pharmaceutical Debt Restructuring Trust Fund.  This trust has received shares of common stock from Nova for the sole purpose of selling the shares to pay restructured trade debt over an 18 month period beginning June 1, 2000.  The trust fund is an irrevocable
trust, managed by a trustee completely independent of Nova.   The
restructured trade debt undertaken by the trust totaled $703,620, with an additional $18,500 provided for trust expenses. This amount was funded on March 31, 2000 by Nova through a contribution of 390,335 shares of common stock.  The value of the common stock was based on the closing price of $1.85 per share on the OTC Bulletin Board,
March 31, 2000.  Nova has filed a SB-2 registration statement to register the trust share for trading on the OTC Bulletin Board.

As of June 30, 2000, the market value of the Company's common stock in the Debt Restructuring Trust Fund had declined $661,121. A non operating expense was recorded for the decline in value. A corresponding entry was made to reduce the value of the asset - Debt Restructuring Trust Fund.


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




NOVA PHARMACEUTICAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(Unaudited)


NOTE 5 - STOCK OPTION PLAN (CONTINUED)

In February of 2000, the Company filed an S-8 registration statement with the Securities and Exchange Commission to register the 2,000,000 shares provided for in the stock option plan.

In the six months ended June 30, 2000, the Board approved options for attorneys and consultants to purchase 102,355 shares of common stock at the market price. The shares were tendered in exchange for services amounting to $190,883.

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

Ralph Mann has lent Nova additional funds of $76,415 for operating funds.
The Company has accrued interest in the amount of $1,563 on these notes.
The terms of the note include interest at 6% with principal and interest due on December 31, 2001

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



NOVA PHARMACEUTICAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(Unaudited)



Notes Payable - Shareholders

In May of 2000, the Company exchanged shares of common stock for debt to shareholders. Principal and interest on the debt totaled $104,618. A difference of $104,617 between the proceeds tendered to the Company from the shareholder sale, and the market value of the shares issued was recorded as interest expense.

NOTE 9 - SUBSEQUENT EVENTS

Litigation - D & F Industries, Inc. v. Nova Pharmaceutical, Inc, et al.
Orange County Superior Court.  In July of 2000, the Company entered into a
Settlement Agreement which requires Nova to pay $1,000 per month for twelve months beginning September 1, 2000.







Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June
30, 2000, we had cash and cash equivalents totaling $4 thousand and negative working capital of $365 thousand. We generated a net loss of $582 thousand for the fiscal year ended December 31, 1998, a net loss of $2.4 million for the year ended December 31, 1999, and a net loss of $3.9 million for the six months ended June 30, 2000. Because of the advertising and promotion investment required to expand nationally, we are anticipating net losses to continue for the first remainder of fiscal 2000. Nova will require a significant amount of capital to continue our planned operations. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance our anticipated losses and planned principal operations.

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

As of June 30, 2000, the market value of the Company's common stock in the Debt Restructuring Trust Fund had declined $661,121. A non operating expense was recorded for the decline in value.

Nova is preparing a 506d Private Placement Memorandum in order to raise sufficient capital to manage current cash flow problems and to invest in the expansion of Nova's brands.

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


In the six months ended June 30, 2000, Nova used cash from operations in the amount of $200 thousand. The funding for this investment has been obtained through increased long term borrowing from major shareholders of $180 thousand, and from reduction in cash in the amount of $20 thousand. In the six months ended June 30, 2000, accounts receivable was reduced by $110 thousand as a result of lower sales in 2000 versus 1999. In the same period additional funding was obtained through an increase in accounts payable of $112 thousand.

In the six months ended June 30, 2000, non-cash consulting expenses totaled $2.1 million due to issuance of common stock in payment for outside services performed. In addition, non-cash interest expense was recorded in the amount of $631 thousand due to concessions made in the debt restructuring exchange of common stock for shareholder loans and vendor payables.

In the six months ended March 31, 1999, Nova used cash from operations in the amount of $429 thousand. The funding for this investment has been obtained through increased long term borrowing from major shareholders of $441 thousand. In the six months ended June 30, 1999, accounts receivable was reduced by $351 thousand as a result of lower sales in 1999 versus 1998. In the same period accounts payable decreased by $95 thousand.

Results of Operations

Revenues for the six months ended June 30, 2000 totaled $150 thousand, a decrease of $469 thousand from the same period in the prior year.
The revenue decline is due to the reduction of advertising and promotion funding related to delay in obtaining additional capital to support the planned national expansion programs. In addition, sales have been reduced by returns of the product NxBloc from most retail outlets. The product is being returned due to slow movement, which is the result of the Company's inability to support the product with advertising.

Gross profit for the six months ended June 30, 2000 totaled $67 thousand, a decrease of $437 thousand from the same period in the prior year. Reduction of revenues substantially caused the gross profit decline. Gross profit margin declined on a percentage basis due to added cost of sales related to a "Buy one, Get one free" promotional event featured in the current year.

Selling and marketing expenses totaled $188 thousand in the six months ended June 30, 2000, a decline of $434 thousand from the same period
in 1999.   Advertising in the first six months of 2000 totaled only $5 thousand, $363 less than the previous year.  The national advertising program was halted due delay in obtaining additional capital for continued expansion, resulting in reduced sales in both existing and new markets. The remainder of the decline is due to reduction of shipping expenses and commissions which are related to the revenue decline.

General and Administrative expenses totaled $2.5 million in the six months ended June 30, 2000, an increase of $1.7 million from the same period in 1999. The increase is due to legal, accounting and consulting fees of $1.8 million related to seeking funding in the public markets, preparing SEC documents, and to investor relations consulting. The professional fees noted above were substantially funded by issuance of common stock.

Interest expense totaled $656 thousand in the six months ended June
30, 2000, an increase of $385 thousand over the prior year. The increase is due to imputed interest expense of, (i) $480 thousand from the conversion of debt to common stock, (ii) $150 thousand imputed interest expense on the replacement of common stock to a shareholder who sold his stock at a substantial discount in order to provide for the Company's imminent operating cash requirements, and (iii) offset by $214 thousand in imputed interest in 1999 due to conversion of shareholder debt into common stock.

The provision for income taxes reflects minimum tax payment requirements. The tax benefit of operating losses from inception to June 30, 2000 has not been recorded. Recognition of any tax benefits from losses will be delayed until such time as Nova's operating results indicate the ability to take advantage of the losses through future earnings.


During the six months ended June 30, 1999, revenues were strong as a result of increasing distribution to new customers, and repeat sale to existing customers. These sales were substantially resulting from a strong advertising program in the first quarter.

For the six months ended June 30, 1999, cost of sales as a percent of revenues was lower because fewer significant promotional allowances, which reduce net sales, were required due to the strong advertising program in the quarter.

During the six months ended June 30, 1999, sales and marketing expenses were high due to the hiring of an experienced Senior Vice
President of Sales and Marketing and a sales staff capable of managing the national network of brokers.

General and Administrative expenses were high in the six months ended
June 30, 1999 because the Company was building the infrastructure required to support the planned rapid revenue growth.

The provision for income taxes reflects minimum tax payment requirements. The tax benefit of operating losses from inception have not been recorded. Recognition of any tax benefits from losses have been delayed until such time as Nova's operating results indicate the ability to take advantage of the losses through future earnings.

For the six months ended June 30, 2000 and 1999, Nova incurred losses of $3.9 million and $1.2 million respectively. In 2000 Nova has expended significant amounts for investment counseling fees to raise additional capital, for investor relations fees in order to communicate to potential shareholders the growth opportunity in Nova, and for imputed interest expense related to a successful debt restructuring program. In 1999, Nova has reflected losses in the results of operations due to the advertising and promotional expenditures to build brand equity, and due to the selling and administrative expenditures necessary to build the organizational infrastructure required to accomplish Nova's aggressive growth plans.

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

This is an action by a former contract supplier. Plaintiff contends that defendant Nova agreed to use plaintiff D & F to supply the products under the Gold's Gym contract, that D & F prepared certain formulations to accommodate that contract, that Nova breached the contract by not using D & F to supply the products under the Gold's
Gym contract and that Nova misappropriated plaintiff's trade secrets by using plaintiffs formulations to fulfill the Gold's Gym contract.
Plaintiff also claims that Nova owes it for some product shipped. The complaint states that it alleges six causes of action: two for breach of contract, one for common counts, one for misappropriation of trade secrets, one for unfair business practices, and one for interference with economic advantage. Plaintiff seeks an injunction against the use of the trade secrets and damages of lost profits (which of course would depend on what Nova sells under the Gold's Gym contract), unstated punitive damages, statutory damages, attorneys fees, and the amount allegedly due for the product shipped and not yet paid for (claimed to be $52,000). At the time of this writing, Nova has signed a Settlement Agreement in which Nova agrees to pay $1,000 per month for the next twelve months.

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

Recent Sales of Unregistered Securities

Following is a summary of sales of unregistered securities for the first six months of 2000. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

                                     Shares            Value
Transaction Description              Issued           Received

Sale of 144 restricted common
  stock for cash                     150,000      $     75,000

Exchange of 144 restricted
  common stock for debt            2,396,217         2,364,915

Exchange of 144 restricted
  common stock for consulting
  and legal expenses               2,368,866         2,907,011



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

Stock Option Plan

In January of 2000, the Company's shareholders approved a Stock Option plan. Under this plan, 2,000,000 shares of common stock have been reserved for issuance. On January 4th of 2000, the Board approved options for four employees to purchase 650,000 shares of common stock at the then market price of $.15 per share. The options may be exercised over five years with a maximum of 20% per year. In February of 2000, the Company filed an S-8 registration statement with the Securities and Exchange Commission to register the 2,000,000 shares provided for in the stock option plan. In the six months ended June 30, 2000, the Board approved options for attorneys and consultants to purchase 102,355 shares of common stock at the market price. The shares were tendered in exchange for services amounting to $190,883.

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

NOVA PHARMACEUTICAL, INC.

Date:  August 15, 2000             By: RALPH MANN
                                    ----------------------------
                                    Ralph Mann, President & Chief
                                    Executive Officer



