Form 10QSB
period 2000-09-30
NOVA PHARMACEUTICAL INC
filed 2000-11-14
CIK 1089612

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549


                          FORM 10Q-SB

         Quarterly Report Under Section 13 or 15 (d) of
             The Securities Exchange Act of 1934

                  NOVA PHARMACEUTICAL, INC.
    (Exact name of registrant as specified in its charter)

For the Quarter Ended                         Commission File Number
 September 30, 2000                                0001089612

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

As of September 30, 2000, 23,207,564 shares of common stock were outstanding.

NOVA PHARMACEUTICAL, INC
TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements                           PAGE

          Balance Sheets - September 30, 2000 and             3
          December 31, 1999

          Statements of Operations and Accumulated
          Deficit for the Nine Months ended September 30
          2000, and 1999 and for Quarters ended
          September 30, 2000 and 1999                         4


          Statements of Cash Flows for the Nine Months
          Ended September 30, 2000 and 1999                   5

          Notes to Financial Statements                       7

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                   11

PART II

Item 1.  Legal Proceedings                                   14

Item 2.  Changes in Securities and Use of Proceeds           14

Item 4.  Submission of Matters to a Vote of
         Security Holders                                    15

Item 6.  Exhibits and Reports on Form 8-K                    15

NOVA PHARMACEUTICAL, INC.
BALANCE SHEETS
(Unaudited)


                              Assets

                                          Sept 30, 2000    Dec 31, 1999

Current Assets
  Cash                                      $         0     $  23,928
  Accounts Receivable, Net                       51,362       130,292
  Inventory                                     109,387        72,548
  Prepaid Expenses                              599,137       256,425
  Other Receivables - Related Party              15,000        15,000
  Debt Restructuring Trust Fund                 105,390             0
                                            -----------     ---------
       Total Current Assets                     880,276       498,193

Property and Equipment                           37,949        45,700

Other Assets
  Formulations                                  436,900       430,000
  Prepaid Royalties                             182,898       183,724
  Prepaid Licensing                             245,000       260,000
  Refundable Deposits                             6,089         6,089
                                            -----------     ---------
Total Other Assets                              870,887       879,813
                                            -----------     ---------
Total Assets                                 $1,789,112    $1,423,706
                                            ===========    ==========

Liabilities and Stockholders' Equity

Current Liabilities
  Current Portion of Long Term Debt          $        0    $    5,000
  Accounts Payable and
    Accrued Expenses                          1,288,447     1,183,083
                                              ---------     ---------
Total Current Liabilities                     1,288,447     1,188,083

Long Term Debt - Related Party                   76,415     1,011,497

Stockholders' Equity
 Common Stock $.001 Par Value, 100,000,000
 Shares Authorized, 23,207,564 and
 12,715,282 shares issued in 2000 and 1999
 respectively                                    23,208        12,715
 Additional Paid in Capital                   8,220,768     2,317,577
 Accumulated Deficit                         (7,819,726)   (3,106,166)
                                            -----------    ----------
Total Stockholders' Equity                      424,250      (775,874)
                                            ----------      ---------
Total Liabilities and Stockholders' Equity   $1,789,112    $1,423,706
                                            ===========    ==========


See Notes to Financial Statements

NOVA PHARMACEUTICAL, INC.
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

                      For the Nine   For the Nine  For the Three  For the Three
                      Months Ended   Months Ended  Months Ended   Months Ended
                     Sept 30, 2000  Sept 30, 1999  Sept 30, 2000  Sept 30, 1999
                       ----------     -----------    -----------   -----------
Revenues                $ 173,454     $   616,830    $    23,791   $    (2,205)

Cost of Sales
  Beginning Inventory      72,548          66,751        130,596        66,289
  Direct Labor             17,587          31,957          7,268         9,687
  Purchases               131,523         530,311            691       347,657
  Total Available         221,658         629,019        138,555       423,633
  Less: Ending Inventory (109,387)       (412,297)      (109,387)     (412,297)
                         ---------        --------       --------      -------
Total Cost of Sales       112,271         216,722         29,168        11,336
                         ---------        --------       --------      -------
Gross Profit               61,183         400,108         (5,377)      (13,541)

Operating Expenses
  Sales & Marketing       431,639         830,555        243,939       208,401
  General &
    Administrative      2,936,820       1,105,275        484,269       381,132
  Royalty Expense
    Related Party             826           3,519            156         3,519
                        ---------       ---------      ----------      -------
Total Operating Expenses
                        3,369,285       1,939,349        728,364       593,052

Non Operating Expenses
  Interest Expense        417,379          49,711        128,358        10,820
  Interest Expense
    Related Party         371,349         249,878          4,050        18,355
  Write Off Deferred
    Organizational Expense                  7,375              0             0
  Market Value Loss (Gain)
   Debt Restructuring
   Trust Fund             616,730                        (44,391)            0
                        ---------       ---------       --------      --------
Total Non Operating
  Expenses              1,405,458         306,964         88,017        29,175

                        ---------       ---------       --------      --------
Loss Before Income
  Tax Provision        (4,713,560)     (1,846,205)      (821,758)     (635,768)

Provision for
  Income Taxes                  0           1,600              0             0
                       -----------       ----------    -----------    ---------
Net Loss               (4,713,560)     (1,847,805)      (821,758)     (635,768)
                       ===========      ===========    ===========    =========
Deficit, Beginning
  of Period            (3,106,166)       (582,184)    (6,997,968)   (1,794,221)

Accumulated Deficit,
  End of Period       $(7,819,726)    $(2,429,989)    (7,819,726)  $(2,429,989)

Net Loss per Share     $  (.28)         $ (.15)         $(.04)        $(.05)

Weighted Average Shares Outstanding
 Fully Diluted         16,587,818      12,682,699     19,587,668    12,791,096

See Notes to Financial Statements

NOVA PHARMACEUTICAL, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

                                               For the Nine Months Ended
                                            Sept 30, 2000    Sept 30, 1999
Cash Flows from Operating Activities:
Net Loss                                     $(4,713,560)     $(1,847,805)
Adjustments to Reconcile Net Income to
 Net Cash Used by Operating Activities
  Depreciation                                     7,751            6,697
  Other Asset Amortization                        40,426           41,019
  Non-Cash Expenses
    Professional Fees Paid by Common Stock     2,330,859          376,228
    Write Off Deferred Organization Expense            0            7,375
    Imputed Interest Expense on Debt Conversion
      To Common Stock                            757,148          214,286
  Market Value Decline in Trust Fund             616,730
  Change in Assets and Liabilities
  (Increase) Decrease in:
    Accounts Receivable                           78,930          289,399
    Inventory                                    (36,839)        (345,546)
    Prepaid Expenses                              77,760            9,923
    Other Receivable                                   0              736
    Other Assets                                       0           (3,489)
   Increase (Decrease) in:
    Accounts Payable and Accrued Expenses        351,987          488,851
                                                --------          --------
Net Cash Used by Operating Activities           (488,808)        (762,326)

Cash Flow from Investing Activities
  Purchase of Property and Equipment                    0         (16,685)
                                                 --------          -------
Net Cash Used by Investing Activities                   0         (16,685)

Cash Flow from Financing Activities
  Shareholder Debt                                464,880         675,367
                                                 --------         -------
Net Cash Provided from Financing Activities       464,880         675,367
                                                 --------         -------
Net Increase (Decrease) in Cash                   (23,928)       (103,644)

Cash at Beginning of Period                        23,928         103,644
                                                 --------        --------
Cash at End of Period                         $         0     $         0
                                                =========        ========

Supplemental Disclosure:
  Interest Paid                               $   788,728     $   299,589

                                                =========        ========


See Notes to Financial Statements

NOVA PHARMACEUTICAL, INC.
STATEMENT OF CASH FLOWS - (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Unaudited)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In the nine months ended September 30, 2000, the Company issued
4,481,371 shares of common stock for professional, legal and investor relation services. The shares were recorded at a market value
$2,768,816 and either expensed, or deferred depending on the terms of the related contracts.

In the nine months ended September 30, 2000, the Company executed a voluntary debt restructuring program. In conjunction with this restructuring, the Company exchanged 4,518,176 shares of common stock for $2,337,748 debt to shareholders and trade debt to the Company's vendors. The difference between the carrying value of the debt and the market value of the shares ($757,848) was recorded as interest expense.

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

As of September 30, 2000, the market value of the Company's common stock in the Debt Restructuring Trust Fund had declined $616,730. A non operatingexpense was recorded for the decline in value.

In March of 2000, the Company issued 343,605 shares of common stock to shareholders to compensate them for shares contributed to the investor investor relation consultants on behalf of the Company in the previous fiscal year. An entry of $515,408 was made to reduce paid in capital for the market value of the shares issued.


In the nine months ended September 30, 1999 the Company exchanged
204,082 shares of common stock for $500,000 long term debt to a shareholder. The difference between the value of the debt and the market value of the shares ($214,286) was recorded as interest expense.

In the nine months ended September 30, 1999 the Company issued 87,014 shares of common stock for investor relation services. The shares were recorded at a market value of $309,549, and either expensed, or deferred as a prepaid expense, depending on the terms of the related contracts.

In the nine months ended September 30, 1999, shareholders contributed shares of common stock for consulting services related to SEC filings and investor relation services. The shares were recorded at market value of $452,906, and either expensed or deferred as a prepaid expense depending on the terms of the related contracts.

In the nine months ended September 30, 1999 the Company accrued $45,000 and issued 100,000 shares of common stock in exchange for services related to the sale of stock and for the subsequent 15c211 registration
of that stock in March 1999.   The common shares were issued at a market
value of $350,000.
An entry was made to reduce paid in capital for both the amount accrued and the market value of the common stock.

See Notes to Financial Statements

NOVA PHARMACEUTICAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Nova Pharmaceutical, Inc. ("the Company" or "Nova") was incorporated under the laws of the State of Nevada. The Company markets a line of weight loss, health, and sports enhancement supplement products. The products are manufactured and packaged on a contract basis by others. Nova maintains executive and sales offices at Lake Elsinore, California.

The accompanying unaudited financial information of Nova Pharmaceutical Inc. as of September 30, 2000 and 1999, and for the nine months ended September 30, 2000 and 1999 has been prepared in accordance with the instructions to form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of financial position at such date and the operating results and cash flows for such periods. Operating results for the nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999 included in the Company's Form 10K-SB filing.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, we had no cash and cash equivalents and a negative working capital of $408 thousand. We generated a net loss of $582 thousand for the fiscal year ended December 31, 1998, $2.5 million for the year ended December 31, 1999, and $4.7 million for the nine months ended September 30, 2000. Because of the advertising and promotion investment required to expand nationally, we are anticipating net losses to continue for the remainder of fiscal 2000. Nova will require a significant amount of capital to continue our planned operations. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance our anticipated losses and planned principal operations.

In order to raise sufficient capital to manage current cash flow and invest in our brands, we are attempting to sell shares in the Company through a 506d Private Placement Memorandum. Should additional funding from this effort be unsuccessful, we have obtained a commitment from a shareholder to fund the development of an infomercial, which, if successful, may allow us to manage current cash flow problems and to invest in the expansion of our brands. In addition, the shareholder has committed to fund minimum operating expenses required while the infomercial is under development. The shareholder commitment is subject to availability of funds from other business ventures. We have reduced operating staff and expenses to the minimum level required to take advantage of its branded opportunities upon receipt of additional funding.

Nova is in default on substantially all trade debt outstanding. Our ability to recover financially through the above plan is dependent upon continued patience by these vendors. In the event that one or more of the vendors representing significant debt takes aggressive legal action, our ability to survive would be seriously compromised. These factors, among others, may indicate that we would be unable to continue as a going concern for a period of time in excess of six months from the date of this filing.

NOVA PHARMACEUTICAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Unaudited)


NOTE 3 - DEBT RESTRUCTURING PLAN

In the nine months ended September 30, 2000, the Company completed a debt restructuring with current vendors and shareholders. The Company obtained the following concessions from vendors and shareholders:

Conversion of shareholder debt, including
    accrued interest expense to common stock          $ 2,241,857

  Conversion of accounts payable to common stock           95,891

       Total debt converted to equity                 $ 2,337,748

Conversion of currently due accounts payable
    To twelve month payment plan beginning June 2000    $  76,852

  Conversion of currently due accounts payable
    To eighteen month payment plan beginning June 2000    286,647

       Total current debt converted to extended
         payment terms                                  $ 363,499


As of March 31, 2000, Nova had not been successful in obtaining additional capital. In the board of directors' opinion, Nova would not be able to attract additional capital, and reestablish a positive cash flow by the time the restructured debt payments were to begin in June of 2000. Therefore, the board of directors established the Nova Pharmaceutical Debt Restructuring Trust Fund. This trust has received shares of common stock from Nova for the sole purpose of selling the shares to pay restructured trade debt over an 18 month period beginning June 1, 2000. The trust fund is an irrevocable
trust, managed by a trustee completely independent of Nova.   The
restructured trade debt undertaken by the trust totaled $703,620, with an additional $18,500 provided for trust expenses. This amount was funded on March 31, 2000 by Nova through a contribution of 390,335 shares of common stock. The value of the common stock was based on the closing price of $1.85 per share on the OTC Bulletin Board, March 31, 2000. Nova has filed a SB-2 registration statement to register the trust share for trading on the OTC Bulletin Board.

As of September 30, 2000, the market value of the Company's common stock in the Debt Restructuring Trust Fund had declined $616,730. A non operating expense was recorded for the decline in value. A corresponding entry was made to reduce the value of the asset - Debt Restructuring Trust Fund. Because of the decline in value of the Trust Fund shares and because of the lack of volume in Nova's common stock, the Trust has not been able to sell shares and make the planned payments on the restructured debt. As a result, Nova is in default on the restructured debt payments. See NOTE 2 - GOING CONCERN


NOTE 4 - INCREASE IN AUTHORIZED COMMON AND PREFERRED STOCK

On January 4, 2000, the shareholders approved a change to the Articles of Incorporation to increase the number of authorized common shares to 100,000,000 and to increase the number of authorized preferred shares to 25,000,000.

NOVA PHARMACEUTICAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Unaudited)

NOTE 5 - STOCK OPTION PLAN

In January of 2000, the Company's shareholders approved a Stock Option plan. Under this plan, 2,000,000 shares of common stock have been reserved for issuance. The purpose of the plan is to provide an incentive to attract and retain employees and consultants whose services are considered valuable to the Company. The plan is effective as of January 4, 2000 and shall expire on January 4th of 2010. The Company's Board of Directors is empowered to designate plan participants and to determine the provisions and terms of the options granted within the general guidelines of the plan. Eligible persons are Officers, Directors, full and part-time employees of Nova, or any person or corporation not employed by the Company, but performing services to the Company. Option price shall be no less than 85% of the fair market value on date of issue. The exercise period shall be a term of not more than 10 years from date of granting, but shall automatically terminate upon termination of employees employment with the Company.

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

In the nine months ended September 30, 2000, the Board approved options for attorneys and consultants to purchase 402,355 shares of common stock at the market price. The shares were tendered in exchange for services amounting to $244,883.

NOTE 6 - SHARES CONTRIBUTED TO THE COMPANY'S CONSULTANTS BY
         SHAREHOLDERS

In March of 2000, the Company issued 343,605 shares of common stock to shareholders to compensate them for shares contributed to investor relation consultants on behalf of the Company in the previous fiscal year. These shares had been contributed to the Company's consultants by the shareholders with no requirement for compensation. At that time, both the Company and the shareholders were operating under the assumption that no significant additional shares would be requested by the Company. In the first quarter of 2000, the Company continued to request additional assistance from the shareholders to compensate consultants, therefore, the shareholders have requested, and the Company has agreed to compensate the shareholders for past contributions. An entry of $515,408 was made to reduce paid in capital for the market value of the shares issued.

NOTE 7 - RELATED PARTY TRANSACTIONS

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

NOVA PHARMACEUTICAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Unaudited)

Ralph Mann exchanged a note payable for shares of preferred stock on May 7, 1998. The principal balance of the Note was $5,000 at March 31, 2000, and accrued interest on the note totaled $495. On March 31, 2000, the Company converted the principal and interest on this note to common stock in conjunction with a debt restructuring plan conducted by the Company.

Ralph Mann has lent Nova additional funds of $76,415 for operating funds. The Company has accrued interest in the amount of $17,165 on these and prior notes. The terms of the note include interest at 6% with principal and interest due on December 31, 2001

Notes Payable - Related Party
Showtime Partners, shareholder, has lent Nova money for operating funds under a note payable agreement. Showtime Partners is a general partnership consisting of 21 irrevocable trusts whose beneficiaries are all related to Ralph Mann, shareholder, officer and director of the Company. The principal balance of the Note was $361,097 at March 31,
2000, and accrued interest expense totaled $35,623.   On March 31,
2000, the Company converted the principal and interest on this note to common stock in conjunction with a debt restructuring plan conducted by the Company.

NOTE 8 - LEGAL ISSUES

Litigation - D & F Industries, Inc. v. Nova Pharmaceutical, Inc, et al. Orange County Superior Court. In July of 2000, the Company entered into a Settlement Agreement which requires Nova to pay $1,000 per month for twelve months beginning September 1, 2000. The financial statements contain a provision for this settlement.

Litigation - Nutri Pharmaceutical, Inc v Nova Pharmaceutical Inc. et al. District Court Clark County Nevada. Nutri Pharmaceutical, Inc (NPI) alleges that Nova has not paid $161 thousand for product manufactured by NPI, and that failure to pay on a timely basis has caused damages in excess of $20,000 plus legal fees. Nova has alleged that the product has not been delivered, and has disputes with respect to the amount stated. Nova is attempting to settle the dispute without substantial further litigation.
The financial statements contain a provision deemed adequate by Nova for this settlement.

 Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, we had no cash and cash equivalents and a negative working capital of $408 thousand. We generated a net loss of $582 thousand for the fiscal year ended December 31, 1998, $2.5 million for the year ended December 31, 1999, and $4.7 million for the nine months ended September 30, 2000. Because of the advertising and promotion investment required to expand nationally, we are anticipating net losses to continue for the remainder of fiscal 2000. We will require a significant amount of capital to continue our planned operations. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance our anticipated losses and planned principal operations.

We have successfully concluded a debt restructuring plan in which $2,337,748 of shareholder and vendor debt was converted into 4,433,166 shares of common stock. Past due vendor debt of $363,499 was agreed to be converted to payment plans over 12 to 18 months beginning June 1, 2000. Nova had not been successful in obtaining additional capital in time to begin restructured debt payments in June of 2000. Therefore, the board of directors established the Nova Pharmaceutical Debt Restructuring Trust Fund. This trust has received shares of common stock from Nova for the sole purpose of selling the shares to pay restructured trade debt over an 18 month period beginning June 1, 2000. The trust fund is an irrevocable trust, managed by a trustee completely independent of Nova. The restructured trade debt undertaken by the trust totaled $703,620, with an additional $18,500 provided for trust expenses. This amount was funded on March 31, 2000 by Nova through a contribution of 390,335 shares of common stock. The value of the common stock was based on the closing price of $1.85 per share on the OTC Bulletin Board, March 31, 2000.

As of June 30, 2000, the market value of the Company's common stock in the Debt Restructuring Trust Fund had declined $661,121. A non operating expense was recorded for the decline in value. Because of the decline in value of the Trust Fund shares and because of the lack of volume in Nova's common stock, the Trust has not been able to sell shares and make the planned payments on the restructured debt. As a result, Nova is in default on the restructured debt payments.

In order to raise sufficient capital to manage current cash flow and invest in our brands, we are attempting to sell shares in the Company through a 506d Private Placement Memorandum. Should additional funding from this effort be unsuccessful, Nova has obtained a commitment from a shareholder to fund the development of an infomercial, which, if successful, may allow us to manage current cash flow problems and to invest in the expansion of our brands. In addition, the shareholder has committed to fund minimum operating expenses required while the infomercial is under development. The shareholder commitment is subject to availability of funds from other business ventures. We have reduced operating staff and expenses to the minimum level required to take advantage of its branded opportunities upon receipt of additional funding.

Our liquidity is currently limited because generation of additional capital from outside investors has been delayed for so long. The current operations are being conducted with minimum funding support of shareholders. Inability to support sales through continued advertising and promotion has resulted in a serious reduction in sales to current customers, and our national expansion plans have been delayed.


We are in default on substantially all trade debt outstanding. Our ability to recover financially through the above plan is dependent upon continued patience by our vendors. In the event that one or more of the vendors representing significant debt takes aggressive legal action, our ability to survive would be seriously compromised. These factors, among others, may indicate that we would be unable to continue as a going concern for a period of time in excess of six months from the date of this filing.

In the nine months ended September 30, 2000, Nova used cash from operations in the amount of $488 thousand. Funding for this investment has been obtained through increased long term borrowing from shareholders of $465 thousand, and from reduction in cash in the amount of $24 thousand. In the nine months ended September 30, 2000, accounts receivable was reduced by $79 thousand as a result of lower sales in 2000 versus 1999. In the same period additional funding was obtained through an increase in accounts payable of $352 thousand.

In the nine months ended September 30, 2000, non-cash consulting expenses totaled $2.3 million due to issuance of common stock in payment for outside services performed. Non-cash interest expense was recorded in the amount of $758 thousand due to concessions made in the debt restructuring exchange of common stock for shareholder loans and vendor payables. In addition a non-cash expense of $661 thousand was recorded in non operating expense to reflect the decline in market value of the Nova common stock in the Debt Restructuring Trust Fund.

In the nine months ended September 30, 1999, Nova used cash from operations in the amount of $762 thousand. The funding for this investment has been obtained through increased long term borrowing from major shareholders of $675 thousand and a reduction of cash of $103 thousand. In the nine months ended September 30, 1999, accounts receivable was reduced by $289 thousand as a result of lower sales in 1999 versus 1998. In the nine months ended September 30, 2000 inventory increased $346 thousand due to inventory purchased in support of the Gold's Gym line. The accounts payable increase of $489 thousand is due substantially to the increase in inventory.

Results of Operations

Revenues for the nine months ended September 30, 2000 totaled $173 thousand, a decrease of $444 thousand from the same period in the prior year. The revenue decline is due to the reduction of advertising and promotion funding related to delay in obtaining additional capital to support the planned national expansion programs. In addition, sales have been reduced by returns of the product NxBloc from most retail outlets. The product is being returned due to slow movement, which is the result of the Company's inability to support the product with advertising.

Gross profit for the nine months ended September 30, 2000 totaled $61 thousand, a decrease of $339 thousand from the same period in the prior year. Reduction of revenues substantially caused the gross profit decline. Gross profit margin declined on a percentage basis due to added cost of sales related to a "Buy one, Get one free" promotional event featured in the current year.

Selling and marketing expenses totaled $432 thousand in the nine months ended September 30, 2000, a decline of $399 thousand from the same period
in 1999.   Advertising in the first nine months of 2000 totaled only $5 thousand, $444 less than the previous year. The national advertising program was halted due delay in obtaining additional capital for continued expansion, resulting in reduced sales in both existing and new markets.


General and Administrative expenses totaled $2.9 million in the nine months ended September 30, 2000, an increase of $1.8 million from the same period in 1999. The increase is due to legal, accounting and consulting fees related to seeking funding in the public markets, preparing SEC documents, and to investor relations consulting. The professional fees noted above were substantially funded by issuance of common stock.

Interest expense totaled $789 thousand in the nine months ended
September 30, 2000, an increase of $489 thousand over the prior year. The increase is due to imputed interest expense from the conversion of debt to common stock.

The provision for income taxes reflects minimum tax payment requirements. The tax benefit of operating losses from inception to September 30, 2000 has not been recorded. Recognition of any tax benefits from losses will be delayed until such time as Nova's operating results indicate the ability to take advantage of the losses through future earnings.

During the nine months ended September 30, 1999, revenues were strong as a result of increasing distribution to new customers, and repeat sale to existing customers. These sales were substantially resulting from a strong advertising program in the first quarter.

For the nine months ended September 30, 1999, cost of sales as a percent of revenues was lower because fewer significant promotional allowances, which reduce net sales, were required due to the strong advertising program in the first quarter.

During the nine months ended September 30, 1999, sales and marketing expenses were high due to the hiring of an experienced Senior Vice President of Sales and Marketing and a sales staff capable of managing the national network of brokers.

General and Administrative expenses were high in the nine months ended September 30, 1999 because the Company was building the infrastructure required to support the planned rapid revenue growth.

The provision for income taxes reflects minimum tax payment requirements. The tax benefit of operating losses from inception have not been recorded. Recognition of any tax benefits from losses have been delayed until such time as Nova's operating results indicate the ability to take advantage of the losses through future earnings.

For the nine months ended September 30, 2000 and 1999, Nova incurred losses of $4.7 million and $1.8 million respectively. In 2000 Nova has expended significant amounts for investment counseling fees to raise additional capital, for investor relations fees in order to communicate to potential shareholders the growth opportunity in Nova, and for imputed interest expense related to a successful debt restructuring program. In 1999, Nova has reflected losses in the results of operations due to the advertising and promotional expenditures to build brand equity, and due to the selling and administrative expenditures necessary to build the organizational infrastructure required to accomplish Nova's aggressive growth plans.

It is Nova's belief that, given success in the efforts to raise additional capital, Nova will be able to expand its revenues significantly to new markets, and increase the sales per store in all markets through continued advertising and promotion. Nova also believes that continuation of the national advertising program would result in rapid expansion into new accounts. At the 35,000 store level, the national advertising costs are substantially covered. Stores above that would require significantly less additional advertising dollars. Because of the selling and administrative staffing already committed, expansion begins to incrementally add profit without significant additional general and administrative costs. Profitability would be attained with expansion to approximately 35,000 of the 117,000 potential retail outlets.

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

Nutri Pharmaceutical, Inc , a Nevada corporation, v Nova Pharmaceutical Inc., a Nevada corporation, et al., District Court Clark County Nevada.

Nutri Pharmaceutical, Inc (NPI) alleges that Nova has not paid $161 thousand for product manufactured by NPI, and that failure to pay on a timely basis has caused damages in excess of $20,000 plus legal fees. Nova has alleged that the product has not been delivered, and has disputes with respect to the amount stated. Nova is attempting to settle the dispute without substantial further litigation. The financial statements contain a provision deemed adequate by Nova for settlement of this dispute.

Nova is a defendant in other minor matters of litigation in the area of debt collection. As of this time, litigation has been suspended pending Nova's compliance with agreed upon payment terms. Should the outcome of this litigation be resolved in favor the plaintiff, it would not have a materially adverse effect on the Company's results of operations. The financial statements contain a provision deemed adequate by Nova for these matters.

Item 2.  Changes in Securities

Change in Number of Shares Authorized

On January 4, 2000, the shareholders approved a change to the Articles of Incorporation to increase the number of authorized common shares to 100,000,000, and to increase the number of authorized preferred shares to 25,000,000.

Recent Sales of Unregistered Securities

Following is a summary of sales of unregistered securities for the first nine months of 2000. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

                                     Shares            Value
Transaction Description              Issued           Received


Exchange of 144 restricted
  common stock for debt            4,852,426         2,839,123

Contribution of 144 restricted
  common stock to Debt
  Restructuring Trust Fund           390,335           722,120

Exchange of 144 restricted
  common stock for consulting
  and legal expenses               4,847,166         2,622,966

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

Stock Option Plan

In January of 2000, the Company's shareholders approved a Stock Option plan. Under this plan, 2,000,000 shares of common stock have been reserved for issuance. On January 4th of 2000, the Board approved options for four employees to purchase 650,000 shares of common stock at the then market price of $.15 per share. The options may be exercised over five years with a maximum of 20% per year. In February of 2000, the Company filed an S-8 registration statement with the Securities and Exchange Commission to register the 2,000,000 shares provided for in the stock option plan. In the nine months ended September 30, 2000, the Board approved options for attorneys and consultants to purchase 402,355 shares of common stock at the market price. The shares were tendered in exchange for services amounting to $244,883.

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

NOVA PHARMACEUTICAL, INC.

Date:  November 7, 2000             By: RALPH MANN
                                    ----------------------------
                                    Ralph Mann, President & Chief
                                    Executive Officer